Form 10-K405
period 1998-12-31
XOMA LTD
filed 1999-03-10
CIK 1074404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 1998                                   Commission File No. 0-14710

                                    XOMA LTD.
             (Exact name of registrant as specified in its charter)

           BERMUDA                                        94-2756657
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      2910 Seventh Street,
      Berkeley, California                                          94710
      (Address of principal                                      (Zip Code)
      executive offices)

               Registrant's telephone number, including area code:
                                 (510) 644-1170

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Shares, U.S. $.0005 par value
                        Preference Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting common equity held by nonaffiliates of the registrant, as of February 28, 1999: $172,989,370.

     Number of Common Shares outstanding as of February 28, 1999: 49,748,145.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Company's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I

Item 1. Business

     General

     XOMA Ltd. ("XOMA" or the "Company") is a biopharmaceutical company developing products to treat infections, infectious complications (such as those that follow traumatic injury and surgery), and immunologic and inflammatory disorders. The Company's current product development programs include:

     o NEUPREX(R) (rBPI21), a modified recombinantly-derived fragment of human bactericidal/ permeability-increasing protein ("BPI") and XOMA's lead BPI-derived product. The product is currently in Phase III efficacy clinical trials in two indications and has been in earlier-stage clinical trials in three additional indications.

     o I-PREX(TM), a proprietary topical formulation of rBPI21 for the treatment of ophthalmic disorders, which is undergoing preclinical testing as a treatment for corneal injuries and infections, including ulcerations and transplants.

     o Mycoprex(TM), a fungicidal compound derived from BPI that is currently in preclinical product development. It is targeted at systemic fungal infections.

     o hu1124 (anti-CD11a), a humanized antibody product being developed in collaboration with Genentech, Inc. ("Genentech"), which originally discovered the antibody and characterized it as anti-CD11a. The hu1124 product has completed a Phase II clinical trial for psoriasis.

     XOMA recently completed a shareholder-approved corporate reorganization, changing its legal domicile from Delaware to Bermuda. When referring to a time or period before December 31, 1998, or when the context so requires, the terms "Company" and "XOMA" refer to XOMA Corporation, a Delaware corporation and the predecessor of XOMA Ltd.

     Product Areas

     The following describes XOMA's more significant therapeutic product development and clinical activities:

The BPI Product Platform

     The Company's current programs are primarily focused on developing novel therapeutic products from bactericidal/permeability-increasing protein ("BPI"). BPI is a naturally-occurring human host-defense protein found in neutrophils (white blood cells). BPI kills certain bacteria. It also binds to and neutralizes endotoxins, molecular components of the cell walls of gram-negative bacteria that can trigger severe complications in infected patients. Furthermore, BPI inhibits angiogenesis (growth of new blood vessels) by binding to and neutralizing heparin, a carbohydrate molecule involved in blood vessel formation. Angiogenesis is an essential component of inflammation and solid tumor growth.

     BPI was discovered in 1978 by Peter Elsbach, M.D., Professor of Medicine, and Jerrold Weiss, Ph.D., Professor of Microbiology, both at New York University ("NYU") School of Medicine. XOMA has collaborated with NYU since 1991 to extend and apply BPI-related research to the commercial development of pharmaceutical products. From March 1993 to December 1998, the U.S. Patent and Trademark Office ("Patent Office") has issued four patents and one additional Notice of
                                      -2-

Allowance to NYU relating to BPI, and the Company is the exclusive licensee of these patents and the Notice of Allowance. See "Patents and Trade Secrets" and "Research and License Agreements".

     XOMA has adopted the BPI molecule as a platform for developing pharmaceutical products. In 1991 XOMA scientists developed a modified recombinant fragment of the BPI molecule, called rBPI21, which is potent and stable and can be manufactured at commercially viable yields. This modified fragment is the basis for the Company's NEUPREX(R) and I-PREX(TM) products. In 1994 a XOMA scientist discovered three functional domains in the BPI molecule with pharmacologically-desirable activities. Based on this discovery, XOMA is developing compounds from these domains into additional therapeutic products, including the Mycoprex(TM) antifungal product.

NEUPREX(R)

     In December 1992, XOMA submitted an investigational new drug application ("IND") to the U.S. Food and Drug Administration ("FDA") to begin Phase I human testing of the NEUPREX(R) product. In March 1993, the Company began Phase I human safety and pharmocokinetic testing under the IND. Beginning in 1995, the Company initiated five clinical efficacy studies evaluating the NEUPREX(R) product as a treatment for primary infections and major complications of infectious diseases, traumatic injury and surgery. These indications are:

     o Severe pediatric meningococcemia: This is a deadly bacterial infection that usually afflicts children. In August 1996, following favorable results in an open label Phase I/II pilot study, the U.S. Food & Drug Administration ("FDA") Center for Biologics Evaluation and Research ("CBER") granted XOMA a Subpart E designation for NEUPREX(R) for the treatment of severe pediatric meningococcemia. This designation is intended to expedite the development, evaluation and marketing of new therapies for life-threatening and debilitating illnesses. The Company subsequently began a Phase III pivotal trial for the indication in October 1996 in the United States and Canada. Beginning in the first quarter of 1997, XOMA added trial sites in the United Kingdom to increase patient enrollment in the trial. In June 1998, the Company announced that NEUPREX(R) had been designated as an "orphan drug" under the Orphan Drug Act by the FDA for treatment of severe meningococcal disease. The Orphan Drug Act generally entitles the first developer that receives FDA marketing approval for an orphan drug to a seven-year exclusive marketing period in the United States for that product.

     o Hemorrhage due to trauma: Accidents or injuries that cause acute blood loss may trigger serious complications in up to 40% of patients who survive the initial trauma and surgery. These patients may be infected by bacteria and their endotoxins translocated from their own gastrointestinal tracts into their bloodstreams. A placebo-controlled, double-blinded Phase II study in 401 patients began in June 1995 and was completed in October 1996. A follow-on single-blinded Phase II pharmacokinetics study explored alternative dosing regimens in 169 patients. Based on data from these two Phase II studies, XOMA initiated a Phase III pivotal trial in the fourth quarter of 1997, designed to enroll 1,650 patients in 40 centers, testing NEUPREX(R) to prevent serious pulmonary complications (pneumonia and/or acute respiratory distress syndrome (ARDS)) in trauma patients.

     o Partial hepatectomy: This is a procedure involving the surgical removal of part of the liver(usually to remove an isolated tumor), which can result in temporarily impaired liver function. Since the liver normally clears bacteria and their endotoxins from the bloodstream, these patients are at risk for infectious complications. The double-blinded, placebo-controlled Phase II study in 35 patients began in mid-1995 and was concluded at the end of 1997.

     o Severe intra-abdominal infections: In 1996, the Company began a Phase I/II open-label dose-ranging study testing NEUPREX(R) with conventional antibiotics to treat patients with serious abdominal infections that required surgery. Completed in 1998, the study showed a dose-related improvement in outcome.

     o Cystic fibrosis (CF): In the third quarter of 1997, XOMA initiated a program to test NEUPREX(R) in CF patients, whose genetic disorder predisposes them to recurring bacterial lung infections. With repeated antibiotic treatments, the infecting bacteria often become resistant to antibiotics. A natural history study in 1997 involved in vitro testing of a formulation of rBPI21, alone and in combination with antibiotics, against bacterial cultures collected from CF patients. A Phase I safety and pharmacokinetics study in CF patients began in the fourth quarter of 1997 and was concluded in 1998.

     There can be no assurance that any of the clinical trials will yield data that will result in licensure of the NEUPREX(R) product.

I-PREX(TM)

     XOMA has developed a proprietary topical ophthalmic formulation of rBPI21 for the treatment of corneal infections, including those resistant to currently available antibiotics. In addition, I-PREX(TM) may inhibit the growth of new blood vessels in the cornea associated with these infections. This so-called neovascularization can lead to scarring and permanently impaired vision. In preclinical testing, the I-PREX(TM) product has shown both anti-infective and anti-angiogenic (inhibition of blood vessel growth) properties that may be useful in the treatment of corneal injury and associated infection. The use of I-PREX(TM) to treat corneal injuries, including ulcers and other corneal diseases, could reduce or eliminate the need for current anti-inflammatory therapies, such as corticosteroids, which have undesirable side effects. In 1998, the Company retained an advisor to assist it in finding a development and marketing partner for I-PREX(TM). No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

Mycoprex(TM)

     XOMA scientists discovered that certain compounds derived from BPI display potent fungicidal activity. Further research demonstrated that many of these compounds not only kill strains of Candida, the most common fungi to cause systemic illness, but also show activity against other strains of fungi, including those resistant to the currently available drugs. Based on these findings, the Company is developing compounds with a broad spectrum of fungicidal activity and a better safety profile than currently-available fungicidals. In late 1998, the Company retained an advisor to assist in finding a development and marketing partner for Mycoprex(TM). No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

LBP Assay

     In the first quarter of 1997, the Company granted to Biosite Diagnostics Incorporated ("Biosite") of San Diego, California, an exclusive U.S. license to make, use and sell certain non-automated, point-of-care diagnostic and prognostic products for measuring Lipopolysaccharide Binding Protein ("LBP") to detect bacterial endotoxin exposure in patients with endotoxemia or sepsis. A non-exclusive license was granted to SRL, Inc., a Japanese company, to make, use and sell certain automated diagnostic and prognostic products for centralized laboratory use in Japan. In August 1998, the Company announced that it had granted to Diagnostics Products Corporation a worldwide license to its patented technology that uses LBP as a biochemical marker of systemic exposure to endotoxin.

hu1124 (anti-CD11a) Monoclonal Antibody Product

     In April 1996, XOMA and Genentech entered into an agreement to co-develop Genentech's anti-CD11a humanized monoclonal antibody product (hu1124). In late 1996, the Company started a Phase I trial in moderate to severe psoriasis patients. In the second quarter of 1997, in response to findings that hu1124 was active at smaller doses, XOMA started additional Phase I studies at lower doses. XOMA completed enrollment in a Phase II efficacy study in Canadian psoriasis patients in October 1998. Following successful completion of that trial, Genentech paid XOMA a $2 million milestone payment in December 1998. Further joint development plans for this product are currently under review.

Additional Product and Technology Areas

     XOMA continues to seek opportunities to realize value from products and technologies outside its core research efforts, including immunoconjugates, immunofusions, mammalian and microbial cell expression technologies, humanization technology, osteoinductive proteins for bone repair, and non-cariogenic proteins for low-calorie flavor enhancement. Various licenses and sublicenses have been entered into in these areas. Discussions are ongoing with other entities that have expressed interest in these products and technologies. No assurance can be given that any agreement or agreements will be reached as a result of the ongoing discussions.

     XOMA has developed a patented technology for the humanization of antibodies. This human engineering (HE) technology represents a novel alternative to the complementarity-determining region (CDR) grafting-based methods in widespread use today. The Company plans to seek outlicensing of this technology, but no assurance can be given that it will successfully do so.

     In 1996, XOMA received a $2.2 million payment related to the sale of its T-cell receptor ("TCR") technology to Connective Therapeutics, Inc., now called Connetics Corporation ("Connetics"). Connetics is using the technology in its TCR vaccines in development for treatment of multiple sclerosis (MS) and rheumatoid arthritis. XOMA is entitled to royalties on future sales of these products. In December 1997, Connetics successfully completed a Phase I/II study of their MS TCR vaccine.

     In 1996, XOMA also received a $3.0 million payment for an exclusive license to Genentech, including a sublicense to IDEC Pharmaceuticals Corporation ("IDEC"), to intellectual property covering the use of chimeric IgG1 antibodies specific to the CD20 antigen on the surface of human B-cells. XOMA was entitled to royalties on the sale of products employing the anti-CD20 technology that are sold in the United States and in other countries where XOMA held relevant patents. In December 1997, XOMA assigned these anti-CD20 antibody patents and royalty rights to Pharmaceutical Partners, LLC for $17.0 million.

     XOMA has granted licenses to a number of biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products. Licensees include: Affymax Research Institute, Biosite, Cantab Pharmaceuticals Research Ltd, Eli Lilly and Company, Enzon, Inc., Genentech, the Hoechst Group, ICOS Corporation, Invitrogen Corporation,

Pasteur Merieux Serums & Vaccins, and The Pharmacia & Upjohn Group.

     Genimune(TM) is XOMA's humanized immunofusion product that targets T lymphocytes (white blood cells that attack foreign cells) in autoimmune disease therapy. For several years, the Company developed and evaluated several proprietary variants of genetically-engineered proteins and targeted immunofusions ("TIF"). In mid-1993 the Company selected a lead immunofusion compound designated Genimune(TM). In December 1993, XOMA entered into cross-license agreements with Research Development Foundation concerning recombinant DNA-derived gelonin ("r-gelonin"), a plant-derived cytotoxic enzyme used as a TIF component. In the fourth quarter of 1994, XOMA terminated further internal development of Genimune(TM). XOMA is attempting to outlicense the product, but no assurance can be given that it will successfully do so.

     Thaumatin, a flavor-enhancing protein developed by XOMA, was classified as generally recognized as safe ("GRAS") by the Flavor and Extract Manufacturer's Association ("FEMA"). GRAS designation permits the use of this ingredient as a flavor enhancer in food without additional regulatory approval. Thaumatin is the first flavoring ingredient produced through biotechnology to be granted GRAS status. The Company is seeking to outlicense this technology, but no assurance can be given that it will successfully do so.

     Manufacturing

     XOMA is currently producing its NEUPREX(R) and hu1124 products for clinical trial and other testing needs at its Berkeley manufacturing facility, pursuant to a drug manufacturing license obtained from the State of California.

     The Company's manufacturing capability is based on recombinant DNA technology, with production of therapeutic proteins from either mammalian or microbial cells. XOMA has fermentation capacity for up to 5,500 liters with associated isolation and purification systems in place. The Company does its own formulation for final sterile filling and finishing and has the capacity to do its own small-scale filling.

     Development and Marketing Arrangements

     The Company's strategy is to enter into arrangements with established pharmaceutical company partners in order to facilitate and finance the development and marketing of its products. Assuming timely regulatory approval, which cannot be assured, the successful commercialization of XOMA's products may be dependent to a large extent upon the marketing capabilities of any pharmaceutical partners.

NEUPREX(R)

     The Company is seeking one or more strategic alliances with respect to its NEUPREX(R) product. Discussions have taken place with several entities regarding such a product alliance. The Company cannot predict whether or when any such alliance(s) will be consummated.

I-PREX(TM)

     In 1998, the Company retained an advisor to assist it in finding a development and marketing partner for I-PREX(TM). No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

Mycoprex(TM)

     In late 1998, the Company retained an advisor to assist in finding a development and marketing partner for Mycoprex(TM). No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

hu1124 (anti-CD11a)

     In April 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech's humanized monoclonal antibody product, originally called anti-CD11a. Under the terms of the agreement Genentech purchased 1.5 million XOMA common shares at $5.90 per share and funded development through Phase II by making a series of convertible subordinated loans. In April and December 1996, respectively, Genentech loaned $5.0 million and $8.5 million to fund 1996 and 1997 development costs. In December 1997, Genentech loaned an additional $10.0 million to fund 1998 development costs. In December 1998, the Company received a $2.0 million milestone payment from Genentech based on successful completion of its Phase II clinical study in psoriasis. Further joint development plans for this product are currently under review.

Other

     From time to time, the Company reviews development opportunities with other biotechnology companies with a view toward providing process scale-up, regulatory and/or clinical services to them.

     Competition

     The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Competition in the areas of recombinant DNA-based and antibody-based technologies is intense and expected to increase as established biotechnology firms and large chemical and pharmaceutical companies advance in the field. A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies. Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than those of XOMA. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable other companies to develop products and processes competitive with or superior to those of the Company. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or uncompetitive.

     It is possible that other companies may be developing one or more products based on BPI, and there can be no assurance that such product(s) will not prove to be more effective than or receive regulatory approval prior to NEUPREX(R).

     Regulatory Process

     XOMA's products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by FDA and similar authorities in other countries. The Company's products are primarily regulated on a product-by-product basis under the U.S. Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act. Most of the Company's human therapeutic products are or will be classified as biologic products and would be subject to regulation by CBER. Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities.

     The FDA regulatory process is carried out in several phases. Prior to beginning clinical testing of a proposed new biologic product, an IND is filed with FDA. This document contains scientific information on the proposed product, including results of testing of the product in animal and in vitro or laboratory models. Also included is information on manufacture of the product and studies on toxicity in animals, and a clinical protocol outlining the initial investigation in humans.

     The initial stage of clinical testing, Phase I, ordinarily encompasses safety, pharmacokinetics and pharmacodynamic evaluations. Phase II testing encompasses investigation in specific disease states designed to provide preliminary efficacy data and additional information on safety. Phase III studies are designed to further establish clinical safety and efficacy and to provide information allowing proper labeling of the product following approval. Phase III studies are most commonly multicenter, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results. Other designs may also be appropriate in specific circumstances.

     Following completion of clinical trials, a Biologics License Application ("BLA") is submitted to FDA to request marketing approval. Internal FDA committees are formed which evaluate the application, including scientific background information, animal and in vitro efficacy studies, toxicology, manufacturing facility and clinical data. During the review process, a dialogue between FDA and the applicant is established in which FDA questions are raised and additional information is submitted. During the final stages of the approval process, FDA generally requests presentation of clinical or other data before an FDA advisory committee. Also, during the later stages of review, FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice (GMP). If all outstanding issues are satisfactorily resolved and labeling established, FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

     The regulatory status of NEUPREX(R) is described above under "Product Areas
- NEUPREX(R)".

     Other potential XOMA products will require significant additional development, including extensive pre-clinical and clinical testing. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

     FDA has substantial discretion in both the product approval process and the manufacturing approval process, and it is not possible to predict at what point, or whether, FDA will be satisfied with the Company's submissions or whether FDA will raise questions which may delay or preclude product approval or manufacturing facility approval. As additional clinical data are accumulated, they will be submitted to FDA and may have a material impact on the FDA product approval process. Given that regulatory review is an interactive and continuous process, the Company has adopted a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of its products, subject to its obligations under the securities laws, until definitive action is taken.

     Patents and Trade Secrets

     As a result of its ongoing activities, the Company holds and is in the process of applying for a number of patents in the United States and abroad to protect its products and important processes. The Company also has obtained or has the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the Patent Office with respect to biotechnology patents. Accordingly, no assurance can be given that the Company's patents will afford protection against competitors with similar technologies, or that others will not obtain patents claiming aspects similar to those covered by the Company's patent applications.

     During the period from September 1994 to December 1998, the U.S. Patent and Trademark Office (the "Patent Office") issued 33 patents to the Company related to its BPI-based products, including novel compositions, their manufacture, formulation assay, and use. U.S. Patent Nos. 5,420,019, 5,674,834, 5,827,816,
5,488,034, and 5,696,090 issued to the Company relate to novel recombinant amino terminal fragments and fragment analogs of BPI, pharmaceutical compositions, methods for their recombinant production and formulation. The Company believes that these patents will provide comprehensive protection for the manufacture, use and sale of its BPI-derived NEUPREX(R) and I-PREX(TM) products in the U.S. The Company has received Notices of Allowance from the Patent Office for nine additional U.S. patents and has more than 20 pending patent applications worldwide related to its BPI-based products.

     The Company is the exclusive licensee of BPI-related patents and applications owned by NYU. These include four issued U.S. patents and one additional U.S. Notice of Allowance, directed to novel BPI-related protein and DNA compositions, as well as their production and uses. U.S. Patent Nos. 5,198,541 and 5,641,874, issued to NYU, relate to the recombinant production of BPI. The Company believes that these patents have substantial value because they cover certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In addition, the European Patent Office granted to NYU, EP 375724, with claims to N-terminal BPI fragments and their use, alone or in conjunction with antibiotics, for the treatment of conditions associated with bacterial infections.

     Between 1992 and 1998, six patents related to BPI were issued to Incyte Pharmaceuticals, Inc. ("Incyte") by the Patent Office directed to endotoxin-associated uses of BPI, uses of BPI with polymannuronic acid, and an LBP-BPI protein. Effective July 1998, the Company is the exclusive licensee of BPI-related patents and applications owned by Incyte, including these six U.S. patents, one granted European patent and pending applications worldwide.

     During the period from July 1991 to December 1998, the Patent Office issued eight patents to the Company related to its bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. U.S. Patent No. 5,028,530, issued to the Company, is directed to expression vehicles containing an AraB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493 and 5,698,417 relate to methods for recombinant production/secretion of functional immunoglobulin fragments. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S.

     If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

     Research and License Agreements

     XOMA has contracted with a number of academic and institutional collaborators to conduct certain research and development. Under these agreements the Company generally funds either the research and development or evaluation of products, technologies or both, will own or obtain an exclusive license to products or technologies developed, and will pay royalties on sales of products covered by the license. The rates and durations of such royalty payments vary by product and institution, and range generally for periods from five years o indefinite duration. Aggregate expenses of the Company under all of its research agreements totaled $0.1 million, $0.2 million and $0.3 million in 1998, 1997 and 1996, respectively. The Company has entered into certain license agreements with respect to the following products:

Bactericidal/Permeability Increasing Protein (BPI)

     In August 1990, XOMA entered into a research collaboration and license agreement with NYU whereby XOMA obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body's natural defenses against infection and XOMA is exploring the use of its NEUPREX(R) and I-PREX(TM) products, based on BPI, for various indications. XOMA has obtained an exclusive, worldwide license for the development, manufacture, sale and use of BPI products for all therapeutic and diagnostic uses, and it has paid a license fee and will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, subject to NYU's right to terminate for certain events of default.

     In July 1998, XOMA entered into a license agreement with Incyte whereby XOMA obtained an exclusive license to all of Incyte's patent rights relating to BPI. XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million, and made a $1.5 million advance royalty payment, one-half in cash and one-half in XOMA common shares. XOMA also issued warrants to Incyte to purchase 250,000 XOMA common shares at $6.00 per share. Due to offsets against other royalties, XOMA may not ultimately incur increased total BPI royalty payments as a result of this license.

     International Operations

     The Company believes that, because the pharmaceutical industry is global in nature, international activities will be a significant part of the Company's future business activities and that, when and if it is able to generate income, a substantial portion of that income will be derived from product sales and other activities outside the United States.

     A number of risks are inherent in international operations. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. International operations may be limited or disrupted by the imposition of gov-ernment controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, restrictions on repatriating profits, taxation, or difficulties in staffing and managing international operations. In addition, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates. There can be no assurance that the Company will be able to successfully operate in any foreign market.

     Employees

     As of December 31, 1998 XOMA employed 167 full-time employees at its Berkeley and Santa Monica, California facilities. The Company's employees are engaged in clinical, manufacturing, quality assurance and control, research and product development activities, and in executive, finance and administrative positions. The Company considers its employee relations to be excellent.

     The Company was incorporated in Delaware in 1981 and became a Bermuda company effective December 31, 1998. The principal executive offices of XOMA are located at 2910 Seventh Street, Berkeley, California 94710 (telephone 510-644-1170).

Item 2.  Properties

     XOMA's principal product development and manufacturing facilities are located in Berkeley, California. The Company leases 83,000 square feet of space in Berkeley including approximately 35,000 square feet of research and development laboratories, 32,000 square feet of production and production support facilities and 16,000 square feet of office space. An additional 3,000 square feet of office space has been subleased to a third party. Separately, a 16,500 square foot production facility in Berkeley is owned by XOMA. XOMA also maintains offices, laboratories and a manufacturing and scale up facility occupying approximately 15,000 square feet in leased space in Santa Monica, California. The Company also owns an approximately 6,750 square foot parking lot in Santa Monica.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On December 29, 1998, the Company held a special meeting of shareholders at which (A) the proposed corporate reorganization, whereby the Company would change its domicile from Delaware to Bermuda pursuant to (i) a merger agreement, pursuant to which the Company would be merged with and into its newly-formed, wholly-owned subsidiary, XOMA Arizona, Inc. ("XOMA-Arizona"), and (ii) a memorandum of continuance, upon the registration of which XOMA-Arizona would become a Bermuda company through a continuation procedure under Arizona and Bermuda law, and (B) the proposed bye-laws, to be effective upon continuation into Bermuda, and any future actions of the Board of Directors of the Company (including with respect to existing share options, share purchase and other employee benefit plans and the conversion of preference shares) deemed necessary or advisable in accordance with either (A) or (B) or to give effect thereto, were all approved, having received 27,161,474 votes for, 1,071,942 votes against and 229,412 abstentions.

         Officers

         The officers of the Company are as follows:

Name                                               Age        Title

John L. Castello                                   62         Chairman of the Board, President and Chief Executive Officer

Patrick J. Scannon, M.D., Ph.D.                    51         Chief Scientific and Medical Officer and Director

Clarence L. Dellio                                 52         Senior Vice President, Operations

Stephen F. Carroll, Ph.D.                          47         Vice President, Preclinical Research

Peter B. Davis                                     52         Vice President, Finance and Chief Financial Officer

Marvin J. Garrett                                  48         Vice President, Clinical and Regulatory Affairs

Bernardus N.M. Machielse                           38         Vice President, Quality Assurance/Quality Control

Christopher J. Margolin                            52         Vice President, General Counsel and Secretary

W. C. McGregor, Ph.D.                              57         Vice President, Technical Development and Santa Monica Operations


     Officers serve at the discretion of the Board of Directors. There is no family relationship among any of the officers or directors.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     The Company's common shares trade on the Nasdaq National Market under the symbol "XOMA". The following table sets forth the quarterly range of high and low reported sale prices of the Company's common shares on the Nasdaq National Market for the periods indicated.

                                                   Price Range


                                                High           Low
1997:
First Quarter                                      $7-1/4      $4-5/16
Second Quarter                                    5-11/16        3-1/8
Third Quarter                                       8-1/2        4-5/8
Fourth Quarter                                      8-1/2        4-7/8


1998:
First Quarter                                      $6-1/2      $4-5/16
Second Quarter                                          6        4-1/4
Third Quarter                                           5      1-27/32
Fourth Quarter                                          5      1-13/16



     On March 4, 1999, there were approximately 4,379 record holders of XOMA's common shares.

     The Company has not paid dividends on its common shares. The Company currently intends to retain any earnings for use in the development and expansion of its business. The Company, therefore, does not anticipate paying cash dividends on its common shares in the foreseeable future (see Note 4 to the Consolidated Financial Statements, "SHARE CAPITAL").

Item 6.  Selected Financial Data

     The following table contains selected financial information including statement of operations and balance sheet data of XOMA for the years 1994 through 1998. The selected financial information has been derived from the audited Consolidated Financial Statements of XOMA. The selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations.

                                                              Year Ended December 31,
                                -------------------------------------------------------------------------------------
                                      1998             1997             1996             1995            1994
                                      ----             ----             ----             ----            ----
                                                      (In thousands, except per share amounts)
Statement of
Operations Data

Total revenues (1)                   $   6,345        $  18,383        $   3,604        $   1,165       $   1,729

Total operating costs and
     expense (2)                        54,184           35,552           31,826           27,469          38,460

Other income or expense,
     net (3)                               636            1,404             (888)           3,832           2,104
                                     ---------        ---------        ---------        ---------       ---------

Net loss                             $ (47,203)       $ (15,765)       $ (29,110)       $ (22,472)      $ (34,627)
                                     =========        =========        =========        =========       =========
Basic and diluted loss per           $   (1.16)       $   (0.44)       $   (0.90)       $   (0.97)      $   (1.54)
     common share                    =========        =========        =========        =========       =========


                                                                      December 31,
                                -------------------------------------------------------------------------------------
                                      1998             1997             1996             1995            1994
                                      ----             ----             ----             ----            ----

Balance Sheet Data

Cash (4)                             $  28,287        $  55,146        $  46,982        $  26,633       $  39,985

Total assets                            37,304           64,776           57,675           40,878          62,429

Long-term debt (5)                      26,513           24,773           14,516            7,692             120

Redeemable convertible
  preference shares                      6,440               --               --               --              --

Accumulated deficit                   (404,343)        (354,526)        (337,195)        (307,905)       (284,847)

Shareholders' equity
  (net capital deficiency)           $  (6,190)       $  31,240        $  34,748        $   26,836      $  43,461

(1) In 1998, includes a $2.0 million milestone payment from Genentech and $4.3 million in license fees. In 1997, includes $17.0 million from the assignment of patent and royalty rights to Pharmaceutical Partners LLC.

(2) In 1998, includes non-recurring costs of $2.4 million to acquire rights to Incyte's BPI patents and $2.5 million of costs related to the change in domicile. In 1994, includes $2.5 million related to employee termination benefits associated with a restructuring.

(3) In 1996, includes a non-recurring expense of $2.5 million relating to a securities class action lawsuit settlement. Other income in 1995 includes a one-time gain of $4.3 million related to a modification of the funding arrangement with Pfizer for the E5(R) clinical trial, and a $2.4 million loss related to the impairment in value of a company-owned facility.

(4) Includes cash, cash equivalents, short-term investments, and interest receivable.

(5) Excludes current portion. In 1998, 1997 and 1996, includes $23.5 million, $23.5 million and $13.5 million, respectively, aggregate principal amount of convertible subordinated notes due to Genentech in 2005. In 1995, includes $6.5 million aggregate principal amount of convertible debentures due 1998. As of December 31, 1996 all of the convertible debentures had been converted into 2,054,224 common shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     XOMA is a biopharmaceutical company developing products to treat infections, infectious complications (such as those that follow traumatic injury and surgery), and immunologic and inflammatory disorders. The Company's primary focus is on products derived from BPI. The first BPI-derived product, NEUPREX(R) is in Phase III pivotal trials in two indications, and has been tested in earlier stage clinical trials in three additional indications. Other BPI-derived products in preclinical testing include I-PREX(TM) a topical ophthalmic product, and Mycoprex(TM), a peptide product targeting systemic fungal infections.

     XOMA is also developing the hu1124 humanized monoclonal antibody product under a collaboration agreement with Genentech. The product has successfully concluded a Phase II clinical trial for psoriasis. Genentech has provided funding for development and clinical trials through a series of long-term convertible loans. Future joint development plans for the product are currently under review.

     In December 1998, the shareholders of the Company (formerly XOMA Corporation) approved a proposal to change XOMA's legal domicile from Delaware to Bermuda. The change was tax free to the shareholders, with little or no tax cost to the Company, and did not affect operations.

     The Company incurred a net loss in each of the past three years and is expected to continue to operate at a loss until regulatory approval and commencement of commercial sales of its products. The timing of product approvals is uncertain, and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

     Revenues

     Total revenues were $6.3 million in 1998, compared with $18.4 million in 1997 and $3.6 million in 1996. Revenues for 1998 included $2.0 million in non-refundable milestone payments from Genentech for hu1124 development, and $4.3 million in non-refundable license fees. Revenues for 1997 consisted of $17.0 million from the assignment of anti-CD20 antibody patents and royalty rights to Pharmaceutical Partners, LLC and $1.4 million for various licensing transactions. Revenues for 1996 included $3.0 million for licensing of intellectual property related to anti-CD20 antibodies to Genentech.

     Costs and Expenses

     In 1998, research and development expenses increased by $14.0 million (47%) compared to 1997, following a $3.5 million (13%) increase from 1996 to 1997. These increases reflect higher spending on clinical trials and preparing for regulatory applications and inspections for NEUPREX(R) and the expansion of development work and clinical trials for hu1124. The Company anticipates research and development expenditures to continue at similar or higher levels in 1999.

     General and administrative expenses decreased by $0.2 million (4%) from 1997 to 1998, following an increase of $0.2 million (4%) from 1996 to 1997. The Company does not foresee substantial near-term changes to general and administrative expenditures.

     Annual interest income has essentially remained unchanged when comparing the fiscal years 1996 through 1998, as improved average cash investment balances each successive year have been offset by lower prevailing interest rates. Other expense in 1997 and 1998 included interest on the convertible notes due to Genentech in 2005, which compounds semi-annually and accrues interest at a rate of LIBOR plus 1% (6.78% at December 31, 1998). Interest expense in 1996 included interest on the Genentech note and also on the Company's 4% Convertible Subordinated Debentures.

     Other income (expense) in 1998 included costs of $2.4 million related to an exclusive license for all of Incyte's BPI-related patents and patent applications and $2.5 million for the expenses related to the change in the Company's legal domicile from Delaware to Bermuda. Other income (expense) in 1996 included a provision of $2.5 million for legal fees and settlement costs reflecting an agreement reached with plaintiff's counsel in a class action law suit. An offsetting gain of $0.3 million was realized in 1997 reflecting an adjustment to the value of the settlement.

     Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments decreased by $26.9 million to $28.3 million at December 31, 1998. Financing activities of $11.8 million included $12.1 million of net proceeds from a private placement partially offset by principal payments under capital lease obligations. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues FDA licensure, except to the extent the Company is able to secure additional funding.

     Net cash used in operating activities was $37.7 million in 1998, compared with $12.0 million in 1997 and $22.4 million in 1996. The increase in cash used in operating activities in 1998 compared to 1997 is due to higher spending on clinical trials and preparing for regulatory applications and inspections for NEUPREX(R) and the expansion of development work and clinical trials for hu1124 and to $17.0 million in cash received from a single non-recurring transaction in December 1997. The improvement in operating cash flows in 1997 was due primarily to cash from the aforementioned non-recurring transaction. Capital expenditures for 1998, 1997 and 1996 were $0.9 million, $1.5 million and $1.1 million, respectively. A second 2750-liter fermentor train was added to XOMA's Berkeley facility in 1997 to provide additional production capacity for NEUPREX(R) and hu1124. The Company intends to continue to fund capital spending from internal cash resources supplemented by capital financing where appropriate and available.

     Following a common shares financing in January 1999, with net proceeds of $11.5 million, management believes that the Company's cash position and resulting interest income are sufficient to finance the Company's currently anticipated needs for operating expenses, working capital, equipment acquisitions and current research projects, for at least one year. The Company continues to evaluate strategic alliances, potential partnerships and financing arrangements which would further strengthen its competitive position and provide additional funding. The Company cannot predict whether or when any such alliance(s), partnership(s) or financing(s) will be consummated or whether additional funding will be available when required and on terms acceptable to the Company.

     Although operations are influenced by general economic conditions, the Company does not believe that inflation had a material impact on financial results for the periods presented. The Company believes that it is not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

     Year 2000 Exposure

     Year 2000 ("Y2K") exposure is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

     The Company is developing a three-phase program to limit or eliminate Y2K exposures. Phase I is to identify those systems, applications and third-party relationships from which the Company has exposure to Y2K disruptions in operations. Phase II is to develop and implement action plans to achieve Y2K compliance in all areas before the end of 1999. Also included in Phase II is the development of contingency plans to be implemented should Y2K compliance not be achieved when required to avoid disruptions in operations. Phase III is the final testing or equivalent certification of each major area of exposure to ensure compliance. The Company believes it will complete all phases before the end of 1999.

     The Company has identified three major areas as critical for successful Y2K compliance: Area 1, which includes company-wide information systems applications that rely on computer software; Area 2, which includes manufacturing, quality, and research applications that rely on computer programs embedded in microprocessors; and Area 3, which includes third-party relationships which may be affected by Area 1, 2 or 3 exposures that exist in other companies.

     The Company, in accordance with Phase I of the program, is conducting an internal review and contacting all software suppliers to determine major areas of Y2K exposure in Area 1. In manufacturing, quality and research (Area 2), the Company has engaged a consultant to help identify its exposures. With respect to Area 3, the Company is evaluating its reliance on third parties for its operations, and contacting these third parties in order to determine whether their Y2K compliance will adequately assure the Company's uninterrupted operations.

     Although the Company has yet to complete Phase I of its Y2K program with respect to all three of the major areas, the Company believes that it relies on systems, applications and third-party relationships which, if not Y2K compliant prior to the end of 1999, could have a material adverse impact on its operations. Because the Company has not completed Phase II contingency planning, it can not describe what action it would take should Y2K compliance not be achievable in time.

     As of December 31, 1998, the Company has identified costs of approximately $0.3 million to replace or remediate and test its Area 1 computer information systems and costs of $0.3 million to identify and replace its Area 2 manufacturing, quality and research applications, of which $0.1 million has been expended. Not having completed its Phase I and II evaluations of all three areas, the Company can not at this time estimate the total potential cost of its Y2K compliance programs. The funds for these costs will be part of the Company's cash flow from operations and capital expenditures.

     Assuming that the Company's efforts to mitigate its Y2K exposure in any of the three areas referred to above are unsuccessful, the most reasonably likely worst case scenario is an interruption of ongoing clinical trials, including delays in gathering and evaluating clinical data, and a disruption of the Company's manufacturing and research operations.

     Forward-Looking Statements

     Certain statements contained herein that are not related to historical facts may constitute "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events which may not prove accurate. The forward-looking statements involve risks and uncertainties including, but not limited to, results of pending or future clinical trials, actions by the FDA, changes in the status of the Company's collaborative relationships, and future actions by the Patent Office, as well as more general risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, scale-up and marketing capabilities, intellectual property protection, competition, international operations, the Company's ability to be Y2K compliant, stock price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 1998, all the Company's cash equivalents and short-term investments are classified as fixed rate.

The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and therefore variable.

The table below presents the amounts and related weighted interest rates of the Company's cash equivalents, short-term investments and long-term convertible note at December 31, 1998:


                                                                      Fair Value             Average
                                                    Maturity        (in $ millions)       Interest Rate
                                                                  -------------------- ---------------------

Cash equivalents, fixed rate                         daily                   11.6                 5.2%
Short-term investments, fixed rate                 0 - 1 year                11.8                 5.1%
Short-term investments, fixed rate                1 to 2 years                2.0                 5.5%
Short-term investments, fixed rate                 25 months                  2.5                 5.9%
Long-term note, variable rate                         2005                   26.5                 6.8%


Other Market Risk. At December 31, 1998 the Company had Series C Preference Shares and a long-term convertible note outstanding, both of which are convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%. (See Footnote 4 to the Consolidated Financial Statements).

Item 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the registrant, related notes, and reports of independent auditors are set forth beginning on page 23 of this report.

         Report of Ernst & Young LLP, Independent Auditors
         Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Changes in Redeemable Convertible Preference
           Shares and Shareholders' Equity (Net Capital Deficiency)
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

Item 9.  Change in Accountants

     As previously reported, on March 19, 1998, the Company appointed Ernst & Young, LLP ("Ernst & Young") to serve as the Company's independent auditors for 1998, the ratification of which appointment was submitted to the shareholders at the Company's 1998 annual meeting.

     From fiscal 1983 through fiscal 1997, Arthur Andersen, LLP ("Arthur Andersen") acted as the Company's independent accountants. Arthur Andersen was dismissed on March 19, 1998. The decision to change accountants was approved by the audit committee of the Board of Directors. The reports of Arthur Andersen on the financial statements of the Company for the fiscal years ended December 31, 1997 and 1996 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two years and all subsequent interim periods preceding such dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of disagreements in connection with its reports; nor has Arthur Andersen ever presented a written report, or otherwise communicated in writing to the Company or Board of Directors or the audit committee thereof the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

     The Company has authorized Arthur Andersen to respond fully to the inquiries of Ernst & Young. The letter from Arthur Andersen addressed to the Securities and Exchange Commission, as required by Item 304 (a) (3) of Regulation S-K, was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The section labeled "Proposal 1 -- Election of Directors" appearing in the Company's proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference. Information concerning the Company's executive officers is set forth in Part I of this Report on Form 10-K.

Item 11. Executive Compensation

     The section labeled "Compensation of Executive Officers" appearing in the Company's proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The section labeled "Stock Ownership" appearing in the Company's proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The section labeled "Certain Transactions" appearing in the Company's proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  List of documents filed as part of this Report.

          (1)  Financial Statements:

               All financial statements of the registrant referred to in Item 8 of this Report on Form 10-K.

          (2)  Financial Statement Schedules:

               All financial statements schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or is not applicable or required.

          (3)  Exhibits:

               See "Index to Exhibits".

     (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of March, 1999.

                                   XOMA Ltd.


                                   By   /s/ John L. Castello
                                       -----------------------------------
                                       John L. Castello,
                                       Chairman of the Board, President
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                                Date
---------                                     -----                                ----

  /s/  John L. Castello                       Chairman of the Board, President     March 10, 1999
--------------------------------------------- and Chief Executive Officer
(John L. Castello)

 /s/ Patrick J. Scannon                       Chief Scientific and Medical         March 10, 1999
--------------------------------------------- and Director
(Patrick J. Scannon)

 /s/ Peter B. Davis                           Vice President, Finance and          March 10, 1999
--------------------------------------------- Chief Financial Officer (Principal
(Peter B. Davis)                              Financial and Accounting Officer)
/s/ James G. Andress
--------------------------------------------- Director                             March 10, 1999
(James G. Andress)
/s/ William K. Bowes, Jr.
--------------------------------------------- Director                             March 10, 1999
(William K. Bowes, Jr.)
 /s/ Arthur Kornberg
--------------------------------------------- Director                             March 10, 1999
(Arthur Kornberg)
 /s/ Steven C. Mendell
--------------------------------------------- Director                             March 10, 1999
(Steven C. Mendell)
 /s/ W. Denman Van Ness
--------------------------------------------- Director                             March 10, 1999
(W. Denman Van Ness)


                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page

Report of Ernst & Young LLP, Independent Auditors...........................  24
Report of Arthur Andersen LLP, Independent Public Accountants...............  25
Consolidated Balance Sheets.................................................  26
Consolidated Statements of Operations.......................................  27
Consolidated Statements of Changes in Redeemable
  Convertible Preference Shares and Shareholders' Equity
  (Net Capital Deficiency)..................................................  28
Consolidated Statements of Cash Flows.......................................  29
Notes to Consolidated Financial Statements..................................  30

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of XOMA Ltd.

     We have audited the accompanying consolidated balance sheet of XOMA Ltd. as of December 31, 1998 and the related consolidated statements of operations, changes in redeemable convertible preference shares and shareholders' equity (net capital deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Ltd. as of December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                             /s/ ERNST & YOUNG  LLP

Palo Alto, California
February 12, 1999

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS

To XOMA Corporation (subsequently reincorporated as XOMA Ltd.):

     We have audited the accompanying balance sheet of XOMA Corporation (a Delaware corporation, subsequently reincorporated as XOMA Ltd., a Bermuda company) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XOMA Corporation, subsequently reincorporated as XOMA Ltd., as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


San Francisco, California                                  ARTHUR ANDERSEN  LLP
February 3, 1998

                                                               XOMA Ltd.

                                                      CONSOLIDATED BALANCE SHEETS
                                             (In thousands, except par and share amounts)

                                                                ASSETS
                                                                                       December 31
                                                                                       -----------
                                                                                1998                 1997
                                                                                ----                 ----
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  11,857            $  37,225
  Short-term investments                                                         16,430               17,921
  Related party receivables                                                         246                  263
  Other receivables                                                                 144                   88
  Prepaid expenses and other                                                        159                  142
                                                                              ---------            ---------
    Total current assets                                                         28,836               55,639

  Property and equipment, net                                                     3,895                4,564

  Assets held for sale                                                            4,442                4,442
  Deposits and other                                                                131                  131
                                                                              ---------            ---------
                                                                              $  37,304            $  64,776
                                                                              =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY (Net capital deficiency)

CURRENT LIABILITIES:
  Accounts payable                                                            $   3,515            $   1,644
  Accrued liabilities                                                             6,740                6,412
  Capital lease obligations due within one year                                     286                  707
                                                                              ---------            ---------
    Total current liabilities                                                    10,541                8,763

  Convertible subordinated notes                                                 26,513               24,773
                                                                              ---------            ---------
    Total Liabilities                                                            37,054               33,536
                                                                              ---------            ---------
  Redeemable convertible
    preference shares, $0.05 par value,
    644 shares issued and outstanding
    (liquidation preference of $6,440) at
    December 31, 1998; at amount paid in                                          6,440                   --
                                                                              ---------            ---------
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
   Preference shares, $.05 par value, 1,000,000
      shares authorized, 1,167 outstanding
      (liquidation preference of $11,670) at December
       31, 1997                                                                      --                   --
   Common shares, $.0005 par value, 70,000,000 shares
       authorized, 47,029,620 and 39,891,104 outstanding at
       December 31, 1998 and 1997, respectively                                      24                   20
    Paid-in capital                                                             398,129              385,746
    Accumulated deficit                                                        (404,343)            (354,526)
                                                                              ---------            ---------
    Total shareholders' equity (net capital deficiency)                          (6,190)              31,240
                                                                              ---------            ---------
                                                                              $  37,304            $  64,776
                                                                              =========            =========

                              The accompanying notes are an integral part of these financial statements.

                                                               XOMA Ltd.

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share amounts)

                                                                              Year ended December 31
                                                              --------------------------------------------------------
                                                                    1998               1997               1996
                                                                    ----               ----               ----
REVENUES:
     License fees                                                   $4,318             $18,077             $3,543
     Collaborative research agreements                               2,000                 250                 --
     Product sales and royalties                                        27                  56                 61
                                                                 ---------           ---------         ----------
        Total revenues                                               6,345              18,383              3,604
                                                                 ---------           ---------         ----------
OPERATING COSTS AND EXPENSES:
  Research and development                                          43,839              29,878             26,371
  General and administrative                                         5,430               5,674              5,455
  Other:
     License fee                                                     2,415                  --                 --
     Change in domicile                                              2,500                  --                 --
                                                                 ---------           ----------        ----------
        Total operating costs and expenses                          54,184              35,552             31,826
                                                                 ---------           ---------         ----------
     Loss from operations                                          (47,839)            (17,169)           (28,222)
OTHER INCOME (EXPENSE):
  Interest and other income                                          2,269               2,120              2,011
  Litigation settlement                                                 --                  --             (2,500)
  Interest and other expense                                        (1,633)               (716)              (399)
                                                                 ---------          ----------         ----------
      Net loss                                                     (47,203)            (15,765)           (29,110)
      Preference share dividends                                    (2,614)             (1,566)              (180)
                                                                 ---------          ----------         ----------

        Net loss available to common shareholders                $ (49,817)          $ (17,331)        $  (29,290)
                                                                 =========          ==========         ==========
BASIC AND DILUTED NET LOSS PER COMMON
  SHARE                                                          $   (1.16)          $   (0.44)        $    (0.90)
                                                                 =========          ==========         ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                       42,895              39,679             32,493
                                                                 =========          ==========         ==========

                              The accompanying notes are an integral part of these financial statements.

                                                                                   XOMA Ltd.
                                                      Statement of Changes in Redeemable Convertiable Preference
                                                       Shares and Shareholders' Equity (Net Capital Deficiency)
                                                                                (In thousands)

                                                                          Shareholders' Equity (Net Capital Deficiency)
                                                    --------------------------------------------------------------------------------
                                                                                                                       Total Share-
                                                                                                                         holders'
                                   Redeemable                                                                          Equity (Net
                                   Convertible                                             Paid-In       Accumulated     Capital
                                Preference Shares   Preference Shares    Common Shares     Capital         Deficit     Deficiency)
                                -----------------  ---------------------------------------------------------------------------------
                                Shares     Amount  Shares     Amount    Shares    Amount

BALANCE, DECEMBER 31, 1995          --     $  --       8     $  --     27,303     $   14  $ 334,727     $  (307,905)    $  26,836
   Exercise of share
   options, contributions
     to 401(k) and
     incentive plans                --        --      --        --        162         --        602              --           602
   Sale of common
     shares                         --        --      --        --      2,123          1     10,651              --        10,652
   Sale of preference
     shares                         --        --       7        --         --         --     18,966              --        18,966
   Issuance of warrants             --        --      --        --         --         --        800              --           800
   Conversion of
     preference shares              --        --     (15)       --      7,914          4         (4)             --            --
   Conversion of
     debentures                     --        --      --        --      2,054          1      5,919              --         5,920
   Other                            --        --      --        --         --         --         82              --            82
   Dividends on
     preference shares              --        --      --        --         53         --        180            (180)           --
   Net loss                         --        --      --        --         --         --         --         (29,110)     (29,110)
                                ------   -------  ------    ------    -------      -----   --------       ---------     ---------
BALANCE, DECEMBER 31, 1996          --        --      --        --     39,609         20    371,923        (337,195)       34,748

   Exercise of
     share options,
     contributions to
     401(k)and
     incentive plans                --        --      --        --        110         --        462              --           462
   Sale of preference
     shares                         --        --       1        --         --         --     10,936              --        10,936
   Conversion of
     preference shares              --        --      --        --        169         --         --              --            --
   Issuance of warrants             --        --      --        --         --         --      1,125              --         1,125
   Unrealized loss on
     investments                    --        --      --        --         --         --        (42)             --           (42)
   Dividends on
     preference shares              --        --      --        --          3         --      1,342          (1,566)         (224)
   Net loss                         --        --      --        --         --         --         --         (15,765)      (15,765)
                                ------   -------  ------    ------    -------      -----   --------       ---------     ---------
BALANCE, DECEMBER 31, 1997          --        --       1        --     39,891         20    385,746        (354,526)       31,240

   Exercise of
     share options,
     contributions to
     401(k) and
     incentive plans                --        --      --        --        111         --        501              --           501
   Issuance of common
     shares for
     technology license             --        --      --        --        158         --        750              --           750
   Issuance of common
     shares for legal
     settlement                     --        --      --        --        344          1      1,896              --         1,897
   Issurance of Series C
     redeemable con-
     vertible preference
     shares, net of
     issuance costs              1,250    11,093      --        --         --         --         --              --            --
   Conversion of Series C
     redeemable con-
     vertible preference
     shares                       (606)   (4,653)     --        --      2,678          1      4,652              --         4,653
   Issuance of warrants             --        --      --        --         --         --      1,915              --         1,915
   Conversion of
     preference shares              --        --      (1)       --      3,643          2         (2)             --            --
   Unrealized gain
     (loss) on
     investments                    --        --      --        --         --         --          2              --             2
   Dividends on
     preferred shares               --        --      --        --        204         --      2,669          (2,614)           55
   Net loss                         --        --      --        --         --         --         --         (47,203)      (47,203)
                                ------   -------  ------    ------    -------      -----   --------       ---------     ---------
BALANCE, DECEMBER 31, 1998        644   $ 6,440      --        --      47,029      $  24   $398,129       $(404,343)    $  (6,190)
                                ======   =======  ======    ======    =======      =====   ========       =========     =========

                      The accompanying notes are an integral part of these financial statements.

                                                               XOMA Ltd.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)

                                                                        Year ended December 31,
                                                         ------------------------------------------------------
                                                             1998               1997                 1996
                                                             ----               ----                 ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(47,203)          $(15,765)            $(29,110)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                           1,645              2,032                2,131
      Deferred compensation expense                              --                 --                   37
      Loss (gain) on retirement of property and
      equipment                                                 (48)                21                    2
    Changes in assets and liabilities:
       Decrease (increase) in related party and
      other receivables                                         (39)               450                1,742
       Decrease (increase) in prepaid expenses                  (17)                77                   (9)
       Decrease (increase) in deposits and other                 --                  2                   --
       assets
       Increase (decrease) in accounts payable                1,871               (134)                (342)
       Increase (decrease) in accrued liabilities             4,348                363                2,856
       Increase (decrease) in convertible
       subordinated note due to accrued                       1,740                968                  268
                                                           --------           --------             --------

         Total adjustments                                    9,500              3,779                6,685
                                                           --------           --------             --------
         Net cash used in operating activities              (37,703)           (11,986)             (22,425)
                                                           --------           --------             --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of short-term investments             43,009            105,195               89,675
    Payments for purchase of short-term                     (41,518)           (77,389)            (129,073)
      investments
    Purchase of property and equipment, net of
      proceeds                                                 (928)            (1,519)              (1,050)
                                                           --------           --------             --------
           Net cash provided by (used in)
      investing activities                                      563             26,287              (40,448)
                                                           --------           --------             --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease                     (421)              (485)                (546)
      obligations
    Proceeds from issuance of convertible note                   --              9,992               13,545
    Proceeds from issuance of common or
      redeemable convertible
      preference shares and warrants                         12,193             12,204               30,687
                                                           --------           --------             --------
           Net cash provided by financing                    11,772             21,711               43,686
        activities                                         --------           --------             --------
           Net increase (decrease) in cash and
        cash equivalents                                    (25,368)            36,012              (19,187)
    Cash and cash equivalents at beginning of year           37,225              1,213               20,400
                                                           --------           --------             --------
    Cash and cash equivalents at end of year               $ 11,857           $ 37,225             $  1,213
                                                           ========           ========             ========

                              The accompanying notes are an integral part of these financial statements.

                                    XOMA Ltd.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     XOMA Ltd. ("XOMA" or the "Company"), a Bermuda company, formerly XOMA Corporation a Delaware company, is a biopharmaceutical company developing products to treat infections, infectious complications such as those that follow traumatic injury and surgery, and immunologic and inflammatory disorders. The Company's products are presently in various stages of development and all are subject to regulatory approval before the Company can commercially introduce any products. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

     On December 31, 1998 XOMA completed a shareholder-approved corporate reorganization, changing its legal domicile from Delaware to Bermuda. When referring to an earlier time or period, or when the context so requires, the terms "Company" and "XOMA" refer to XOMA Corporation, a Delaware corporation and the predecessor of XOMA Ltd.

     Following a common shares financing in January 1999, with net proceeds of $11.5 million, management believes that the Company's cash position and resulting interest income are sufficient to finance the Company's currently anticipated needs for operating expenses, working capital, equipment acquisitions and current research projects, for at least one year. The Company continues to evaluate strategic alliances, potential partnerships, and financing arrangements which would further strengthen its competitive position and provide additional funding. The Company cannot predict whether or when any such alliance(s), partnership(s) or financing(s) will be consummated or whether additional funding will be available when required.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Consolidation

     The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Net Loss Per Common Share

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Financial Accounting Standard No. 128.

     The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31:

Amount (in thousands):                                      1998                  1997                 1996
---------------------                                       ----                  ----                 ----

Options for common shares                                   4,006                 3,720                3,196

Warrants for common shares                                  1,464                   595                  243

Common shares issuable to satisfy legal                        --                   344                   --
   settlement obligations

Shares of convertible preferred stock                           1                     1                   --

Convertible notes, debentures, and related
   interest                                               $26,513               $24,773              $13,813

     Subsequent to December 31, 1998 the Company issued 2,051,254 common shares and warrants to purchase 379,000 common shares in connection with a private placement (see note 10).

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents, except when such debt instruments are part of a portfolio of investments managed by an independent, outside investment manager, in which case these instruments are classified as short-term investments.

Supplemental Cash Flow Information

     Cash paid for interest was $0.1 million, $0.1 million, and $0.2 million during the years ended December 31, 1998, 1997, and 1996, respectively.

     In addition, during the years ended December 31, 1998, 1997 and 1996, the Company had the following non-cash financing and investing activities (in thousands):

                                                                    1998             1997             1996
                                                                    ----             ----             ----

Common shares contribution to the 401(k) and management            $  403           $  319            $  395
   incentive plans (Notes 4 and 9)
Issuance of common shares for legal settlement                      1,897               --                --
Issuance of common shares and warrants for technology
   license                                                          1,415               --                --
Unrealized loss(gain) on investments                                    2              (42)              (45)
Conversion of debentures to common shares                              --               --             5,861
Interest paid in common shares                                         --               --                59
Dividends paid in common shares                                       558               15               180


Fair Value of Financial Instruments

     The fair value of marketable debt securities is based on quoted market prices. The carrying value of those securities approximates their fair value.

     The fair value of notes is estimated by discounting the future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying values of these obligations approximate their respective fair values.

     The fair value of short-term and long-term capital lease obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

Property and Equipment

     Property and equipment, including equipment under capital leases, are stated at cost. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets (five to seven years). Leasehold improvements, buildings, and building improvements are amortized and depreciated using the straight-line method over the shorter of the lease terms or the useful lives (one to seven years).

     Property and equipment consist of the following (in thousands):

                                                           December 31
                                                      1998            1997
                                                      ----            ----
Equipment                                            $15,966        $15,545
Leasehold and building improvements                   14,902         14,836
Construction-in-progress                                 257             97
                                                     -------         ------
                                                      31,125         30,478
Less accumulated depreciation and amortization        27,230         25,914
                                                     -------        -------
Property and equipment, net                          $ 3,895        $ 4,564
                                                     =======        =======

Assets held for sale                                 $ 4,442        $ 4,442
                                                     =======        =======

     At December 31, 1998 and 1997, property and equipment includes equipment acquired under capital lease obligations which has cost and accumulated depreciation of approximately $1.8 million.

Long-lived Assets

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     In 1994, the Company discontinued development of its CD5 Plus(TM) product and began to evaluate the related production facility for alternative uses, including a possible sale of the facility. During 1995, the Company determined that the events and circumstances indicated that the value of the facility had become impaired. As a result, it recorded a charge of $2.4 million in "Other income and expense," reflecting the difference between the then current carrying value of the facility and its estimated realizable value.

     At that time, the estimated realizable value was determined based on the sales price that management had estimated it could receive from a potential buyer of the facility. The Company does not currently believe that the carrying amount is in excess of net realizable value, as it continues to reflect the estimated price that could be received from a buyer. While the facility has not been sold, it continues to be available for sale and there is no indication the current carrying value is inappropriate. If the Company sells the facility, the amount the Company will ultimately realize could differ materially from the carrying amount.

     The Company is also considering adapting the facility to expand production of its NEUPREX(R) product. This adaptation, if pursued, is estimated to cost significantly less than a new facility. The Company's current estimate of net cash flows from NEUPREX(R) that would be manufactured in the facility exceeds the current carrying value of the facility plus anticipated costs to renovate it for NEUPREX(R) production. If the Company pursues this alternative, the actual net cash flows that the Company will ultimately realize as well as the estimated costs to renovate the facility could differ materially from the estimated amounts.

Accrued Liabilities

         Accrued liabilities consist of the following (in thousands):

                                                        December 31
                                                   1998            1997
                                                   ----            ----
Accrued dividends                                $   754        $   810
Accrued payroll costs                              2,217          1,986
Provision for litigation settlement                   --          2,028
Costs related to change in domicile                1,457             --
Clinical trial costs                               1,746          1,203
Other                                                566            385
                                                  ------         ------
                                                  $6,740         $6,412

     Activities through December 31, 1998 affecting the provision for litigation settlement established in 1996 are as follows (in millions):

Original amount                                                     $2.5
Charges against the accrual                                          2.2
Adjustment to the accrual                                            0.3

     In December 1997, the Company elected to settle the claim through the issuance of 344,168 common shares which resulted in a $0.3 million reduction in the cost of the settlement. The remaining liability was eliminated in January 1998 upon issuance of the shares (See Note 6).

Revenue Recognition

     Revenue related to collaborative agreements is recognized when earned under the terms of the agreement and when performance obligations have been met and related payments are receivable and non-refundable. Non-refundable licenses and milestone fees are recognized as revenue when the payments are receivable and the Company has no future obligations to perform. In both cases, receivable amounts are recognized when collection is assured.


Reclassifications

     Certain reclassifications have been made to conform the prior years to the 1998 presentation.

New Accounting Standards

     In 1998, the Company reports its results of operations and financial position based upon the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise". SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. During the years ended December 31, 1998, 1997 and 1996 these unrealized gains and losses were not material and total comprehensive loss closely approximated net loss in each period. Because the company currently operates in one segment, adoption of SFAS 131 is not expected to have a material impact on the Company's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." XOMA is required to adopt SFAS No. 133 for the year ending December 31, 2002. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on the Company's financial position or results of operations.

2.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     On December 31, 1998 and 1997, cash and cash equivalents consisted mostly of money market mutual funds.

     The Company follows a policy of investing only in marketable debt securities and holding them to maturity; however, since the Company has from time to time sold certain securities to meet cash requirements or improve investment diversification, the Company's short-term investments have been categorized as available-for-sale.

     The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities in short-term investments at December 31, (in millions):

                                                  1998                                      1997
                                                  ----                                      ----
                                       Fair            Amortized                 Fair              Amortized
                                      Value               Cost                  Value                 Cost

  U.S. Treasury Securities            $15.5              $15.5                   $9.5                 $9.5
  Corporate Bonds and Other             0.9                0.9                    8.4                  8.4

     The contractual maturities of the Company's investments in debt securities as of December 31, (in millions):

                                                1998                 1997
                                                ----                 ----

             Less than 1 year                   $11.9                $11.4
             From 1 to 2 years                    2.0                  4.0
             More than 2 years                    2.5                  2.5

     During the years ended December 31, 1998 and 1997, available-for-sale securities incurred no significant gross realized gains or losses or net change in unrealized gain or loss or had any significant gross unrealized holding gain or loss at the end of the periods. Gains and losses are determined on a specific identification basis.

3.   RESEARCH AND DEVELOPMENT AGREEMENTS

     In July, 1998, XOMA signed an exclusive license with Incyte Pharmaceuticals, Inc. ("Incyte") for all of Incyte's patents and patent applications relating to bactericidal/permeability-increasing protein ("BPI"), a human host defense protein from which XOMA is developing a pipeline of pharmaceutical products. The license provides that XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million. In July, 1998, XOMA made a non-refundable $1.5 million advance royalty payment consisting of $750,000 in cash and 158,103 XOMA common shares. Incyte also received warrants (the "Incyte Warrants") to purchase 250,000 XOMA common shares at $6.00 per share. The value of the warrants and the advance royalty payment have been included in a $2.4 million charge recorded in the second quarter of 1998. The entire value of the warrants has been recorded as a non-recurring charge in the Company's statement of operations in 1998 since the technology rights received relate to very early stage research which has no assurance of commercial viability and no alternative future use.

     In April 1996, the Company entered into a collaborative agreement with Genentech, Inc. ("Genentech") to jointly develop hull24 (anti-CD11a), for treatment of psoriasis and for organ transplant rejection. In connection with the agreement, Genentech purchased 1.5 million common shares for approximately $9.0 million and has agreed to fund the Company's development costs for hull24 until the completion of Phase II clinical trials through a series of convertible subordinated notes. During 1996, Genentech made loans totaling $13.5 million ($5.0 and $8.5 million, respectively, for funding 1996 and 1997 clinical trials and development costs) to XOMA under this arrangement. An additional loan of $10.0 million was made in December 1997 to fund 1998 costs. Under the terms of the agreement, the Company will scale up and develop hull24 and bring it through Phase II clinical trials. In December 1998, Genentech made a $2.0 million milestone payment to XOMA for successful completion of a Phase II study. Future joint development plans for this product are currently under review.

     In May 1996, the Company announced the granting of an exclusive license to Genentech, including a sublicense to IDEC Pharmaceuticals Corporation, to intellectual property covering the therapeutic use of chimeric IgG1 antibodies specific to the CD20 antigen on the surface of human B-cells. The Company received an initial cash payment of $3.0 million and the right to receive royalties on the sale of products employing the anti-CD20 technology that are sold in the United States and in other countries where the Company held relevant patents. In December 1997, the Company assigned the related patents and royalty rights to Pharmaceutical Partners, LLC for $17.0 million and recognized this amount as license fee revenue.

     In June 1994, the Company assigned its exclusive worldwide rights in T cell receptor ("TCR") peptide technology to Connetics. The Company received a promissory note in the amount of $1.4 million and warrants to purchase 450,000 shares of Connetics stock, and will receive milestone payments and royalties on product sales. In 1995, the Company received an additional note in the amount of $0.8 million pursuant to the terms of the original assignment. The notes were paid in full in February 1996 and the warrants cancelled.

     XOMA has granted licenses to a number of biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products. Licensees include: Affymax Research Institute, Biosite Diagnostics Incorporated, Cantab Pharmaceuticals Research Ltd, Eli Lilly and Company, Enzon, Inc., Genentech Inc., the Hoechst Group, ICOS Corporation, Invitrogen Corporation, Pasteur Merieux Serums & Vaccins, and The Pharmacia & Upjohn Group.

4.   SHARE CAPITAL

Common Shares

     In July 1998, the Company issued 158,103 common shares valued at $0.8 million to Incyte in partial payment of license fees.

     In January 1998, the Company issued 344,168 common shares in connection with the settlement of shareholder litigation valued at $1.9 million.

     In April 1996, Genentech purchased 1.5 million common shares for approximately $5.90 per share in connection with the collaborative agreement to develop jointly Genentech's anti-CD11a monoclonal antibody product, hull24.

     In March 1996, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Regulation D thereunder, issuing 606,061 common shares for net proceeds of $1.9 million.

Preference Shares and Preferred Stock

In connection with the change in the Company's domicile to Bermuda from Delaware, certain of the former series of preferred stock were re-designated as new series of preference shares. Others of the former series of preferred stock have already been fully converted into common shares and have not been redesignated. The following table summarizes:

Former Preferred Stock          Current Preference Share     Shares outstanding at December 31,
Designation                     Designation                  1998

Series A                        Series A                     None issued to date
Series B                        --                           None remaining
Series C                        --                           None remaining
Series D                        --                           None remaining
Series E                        Series B                     None issued to date
Series F                        --                           None remaining
Series G                        --                           None remaining
Series H                        Series C                     644


Preference Shares (current designation)

Series A. Formerly Series A Preferred Stock. The Company has authorized 650,000 Series A Cumulative Preference Shares of which none were outstanding at December 31, 1998, 1997 and 1996. (See "Shareholder Rights Plan" below.)

Series B. Formerly Series E Preferred Stock. (See "Convertible Subordinated Notes and Debentures" below).

Series C. Formerly Series H Preferred Stock. In June 1998, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof, issuing 1,250 shares of convertible preferred stock (now designated the "Series C Preference Shares") for proceeds of approximately $12.1 million net of cash issuance costs. Conversions of Series C Preference Shares are based on the price of common shares at the time of conversion. There was no initial discount on the conversion price, but a discount of 2% was added for each month the Series C Preference Shares were held, up to a maximum discount of 12%. A deemed dividend of $1.5 million was recorded in Paid-in capital in fiscal 1998 which represented the value of this conversion feature. No conversions were permitted below a price of $5.35 for the first 60 days. The maximum conversion price for the first six months was $6.24. There are certain restrictions on the volume of sales of underlying common shares by the investors. The investors also received three-year warrants to purchase up to a total of 550,000 common shares at a price of $7.00 per share, and additional warrants to purchase 69,000 common shares at the $7.00 price were issued to the placement agents (collectively, "1998 Warrants"). As of December 31, 1998, $6,060,000 of the Series C Preference Shares, plus accrued dividends, had been converted into 2,677,757 common shares. The remaining holders of Series C Preference Shares are entitled to cumulative dividends at a rate of 5% per annum, payable in cash or common shares, however, the Company may elect not to declare a dividend, in which case the unpaid dividends will be calculated and paid at the time of conversion. Upon any liquidation of the Company, holders will be entitled to receive $10,000 per share, plus accrued and unpaid dividends, before any distribution is made on the common shares or any other junior securities of the Company. The holders will be entitled to redeem their Series C Preference Shares if the common shares are no longer listed for, or are suspended from, trading on Nasdaq or any other principal market or exchange for such shares (other than as a result of a suspension of trading in securities generally or temporarily pending release of material information) for five trading days in the aggregate.



Preferred Stock (not redesignated as Preference Shares)

Series B. In December 1993, the Company issued 18,775 shares of Senior Convertible Preferred Stock, Series B ("Series B Preferred") to two investors for proceeds of $17.7 million net of issuance costs. Costs of the issue were approximately $1.1 million. An additional 250 shares of Series B Preferred were issued to the placement agent as part of the fee for investment banking services. In May 1994, the placement agent converted all 250 of its shares of preferred stock into 47,595 common shares. The amounts payable as dividends at December 31, 1994 were paid with 252,745 common shares in January of 1995. During 1995, 7,808 shares of the Series B Preferred had been converted into 1,501,731 common shares. The remaining 7,807 shares were converted into 1,648,115 common shares in 1996 prior to the June 1996 dividend date.

Series C. As of December 31, 1995, all shares of Series C Preferred Stock, plus accrued dividends had been converted to common shares.

Series D. In March 1996, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Regulation D thereunder, issuing 5,000 shares of its Convertible Preferred Stock, Series D ("Series D Preferred") for proceeds of $4.8 million net of issuance costs. As of September 30, 1996, all of the Series D Preferred, plus accrued dividends, had been converted into 1,048,610 common shares.

Series F. In September 1996, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Regulation D thereunder, issuing 1,600 shares of its Convertible Preferred Stock, Series F ("Series F Preferred") for proceeds of approximately $15.0 million net of issuance costs. As of December 31, 1996, all of the Series F Preferred, plus accrued dividends, had been converted into 5,269,870 common shares.

Series G. In August 1997, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof, issuing 1,250 shares in the form of 5% Convertible Preferred Stock, Series G ("Series G Preferred") for proceeds of approximately $12.1 million net of cash issuance costs. Conversions of Series G Preferred were based on the price of common shares at the time of conversion. There was no initial discount on the conversion price, but a discount of 2% was added for each month the Series G Preferred was held, up to a maximum discount of 14%. A deemed dividend of $1.9 million has been recorded in Paid-in capital in 1997 and 1998 which represented the value of this conversion feature. No conversions were permitted below a price of $7.80 for the first 60 days. The maximum conversion price for the first six months was $9.10. There were certain restrictions on the volume of sales of underlying common shares by the investors. The investors also received three-year warrants to purchase up to a total of 432,000 common shares at a price of $10.00 per share, and additional warrants to purchase 54,000 common shares at the $10.00 price were issued to the placement agents (collectively, "1997 Warrants"). As of December 31, 1998, all of the Series G Preferred, plus accrued dividends, had been converted into 4,019,581 common shares.


Convertible Subordinated Notes and Debentures

     Under the arrangement with Genentech (see Note 3) the Company receives funding for development of hull24 in the form of convertible subordinated notes due 2005 at interest rates of LIBOR plus 1% compounded and reset at the end of June and December each year. Interest is payable at maturity. The Company has received $10.0 million, $8.5 million and $5.0 million of these loans in December 1997, in April 1996 and December 1996, respectively. The notes are convertible into one Series B Preference Share at the market price of common shares at the time of conversion (7,500 shares are so designated) for each $10,000 in notes. The Series B Preference Shares are convertible into common shares. The cumulative amount of interest accrued was $3.0 million, $1.2 million and $0.3 million as of December 31, 1998, 1997 and 1996, respectively.

     In November 1995, the Company issued $6.5 million aggregate principal amount of 4% Convertible Subordinated Debentures (the "debentures") due in 1998 to foreign investors in an offering exempt from registration under the Securities Act of 1933 in reliance on Regulation S thereunder. The offering yielded net proceeds to the Company of $5.9 million, net of issuance costs. During the first quarter of 1996 all of the Debentures, plus accrued interest, were converted into 2,054,224 common shares. Unamortized issuance costs of $0.6 million were charged to Paid-in capital in 1996 in connection with the conversions of the Debentures.

Management Incentive Compensation Plan

     The Board of Directors of the Company established a Management Incentive Compensation Plan effective July 1, 1993 (as amended, the "Incentive Plan"), in which management employees (other than the Chief Executive Officer), as well as certain additional discretionary participants chosen by the Chief Executive Officer, are eligible to participate.

     Awards under the Incentive Plan vest over a three-year period with 50% of each award payable on a date to be determined, expected to be in the first quarter of the following fiscal year, and 25% payable on each of the next two annual distribution dates, so long as the participant continues to participate in the Incentive Plan.

     The amounts charged to expense under the Incentive Plan were $0.9 million, $0.8 million and $0.7 million for the plan years 1998, 1997 and 1996 respectively.

Employee Share Purchase Plan

     In 1998, the shareholders approved the 1998 Employee Share Purchase Plan (the "Share Purchase Plan") which provides employees of the Company the opportunity to purchase common shares through payroll deductions. The Company has reserved 500,000 common shares for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 20% of the employee's compensation. The purchase price per common share will be either (i) an amount equal to 85% of the fair market value of a common share on the first day of a 24-month offering period or on the last day of such offering period, whichever is lower, or (ii) such higher price as may be set by the Compensation Committee of the Board at the beginning of such offering period.

Shareholder Rights Plan

     In October 1993, the Company's Board of Directors unanimously adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, Preference Share Purchase Rights ("Rights") were distributed as a dividend at the rate of one Right for each common share held of record as of the close of business on November 12, 1993. Each Right entitles the registered holder of common shares to buy a fraction of a share of the new series of Preference Shares (the "Series A Preference Shares") at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable, and will detach from the common shares, only if a person or group acquires 20 percent or more of the common shares, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common shares, or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common shares to be an Adverse Person (as defined in the Rights
Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on December 31, 2002.

5.   SHARE OPTIONS AND WARRANTS

     At December 31, 1998, the Company had three share-based compensation plans, which are described below. The aggregate number of common shares that may be issued under these plans is 5,300,000 shares.

Share Option Plan

     Under the Company's amended 1981 Share Option Plan (the "Option Plan"), qualified and non-qualified options of the Company's common shares may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the shares at the date of grant. Options granted under the Option Plan may be exercised when vested and expire five years and two months to ten years from the date of grant or three months from the date of termination of employment. Options granted generally vest over five years. The Option Plan will terminate on November 15, 2001. As of December 31, 1998, options covering 3,386,519 common shares were outstanding under the Option Plan.

Restricted Shares Plan

     The Company also has a Restricted Share Plan (the "Restricted Plan") which provides for the issuance of options or the direct sale of common shares to certain employees and other individuals as determined by the Board of Directors at not less than 85% of fair market value of the common shares on the grant date. Each option issued under the Restricted Plan will be a non-statutory option under the federal tax laws and will have a term not in excess of ten years from the grant date. Options granted generally vest over five years. The Restricted Plan will terminate on December 15, 2003.

     The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,200,000 shares are authorized for issuance under the Restricted Plan. As of December 31, 1998, options covering 531,752 common shares of were outstanding under the Restricted Plan.

     The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price as determined by the Board of Directors and the fair market value of the shares at the date of sale or grant over the period benefited.

Directors Share Option Plan

     In 1992, the shareholders approved a Directors Share Option Plan (the "Directors Plan") which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 150,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 1998, options for 87,500 common shares were outstanding under the Directors Plan.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, the financial statements reflect amortization of compensation resulting from options granted at exercise prices which were below market price at the grant date. Had compensation cost for the Company's shares-based compensation plans been based on the fair value at the grant dates for awards under these plans consistent with the provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31 (in thousands except per share amounts):

                                                       1998                   1997                    1996
                                                       ----                   ----                    ----

Net loss                   As reported              $(47,203)             $(15,765)                  $(29,110)
                           Pro forma                $(49,016)             $(17,639)                  $(30,213)

Net loss per share         As reported               $  (1.16)             $  (0.44)                 $  (0.90)
                           Pro forma                 $  (1.20)             $  (0.48)                 $  (0.94)

         The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

                                                   1998                      1997                     1996
                                                   ----                      ----                     ----
Dividend yield                                      0%                        0%                       0%
Expected volatility                                71%                       71%                      73%
Risk-free interest rate                            5.7%                      6.3%                     5.2%
Expected life                                    7 years                   7 years                  7 years

     A summary of the status of the Company's share option plans as of December 31, 1998, 1997, and 1996, and changes during years ending on those dates is presented below:

                                       1998                        1997                          1996
                                       ----                        ----                          ----
OPTIONS:                        Shares        Price*      Shares**        Price*        Shares         Price*
                                ------        ------      --------        ------        ------         ------
Outstanding at
   beginning of year           3,719,865     $ 4.91       3,196,150     $ 4.50       2,847,017      $  4.50
Granted
              (1)                  7,750       3.91           1,750       5.36           2,500         4.84
              (2)                551,450       4.84         671,000       6.68         499,750         4.97
              (3)                     --        --               --        --          145,333         5.00
Exercised                        (36,845)      2.65         (52,422)      2.72         (67,132)        2.68
Forfeited, expired or
   canceled                     (236,449)      6.81         (96,613)      4.33        (231,318)        6.40
                                 -------                     ------                   --------
Outstanding at end of
   year                        4,005,771       4.78       3,719,865       4.92       3,196,150         4.50
                               =========                  =========                  =========
Exercisable at end of
   year                        2,857,263                  2,317,321                  1,816,185
                               =========                  =========                  =========
Weighted average fair
   value of options
   granted
              (1)                              3.03                       3.89                         2.71
              (2)                              3.09                       4.78                         3.09
              (3)                               --                         --                          1.59


*    Weighted-average exercise price

**   Includes cancellation and granting of 1,820,385 new options

(1)  Option price less than market price on date of grant

(2)  Option price equal to market price on date of grant

(3)  Option price greater than market price on date of grant

The Company adjusts for forfeitures as they occur.

     The following table summarizes information about share options outstanding at December 31, 1998:

                                            Options Outstanding                       Options Exercisable
          Range of                 Number                                          Number
      Exercise Prices            Outstanding       Life*         Price**         Exercisable         Price**
     $ 1.70 - 2.38                  326,146          6.1        $ 2.35              242,735         $  2.36
       2.44 - 2.56                1,510,898          6.0          2.56            1,482,588            2.56
       2.60 - 5.00                1,083,879          7.2          4.69              473,796            4.66
       5.13 - 7.50                  862,383          6.4          6.91              473,746            7.15
       7.56 -22.53                  190,465          3.5         14.45              152,398           16.14
      22.75 -26.50                   32,000          3.0         22.98               32,000           22.98
     -------------                ---------          ---        ------            ---------         -------

     $ 1.70 - 26.50               4,005,771          6.3        $ 4.78            2,857,263          $ 4.61

*        Weighted-average Remaining Contractual Life
**       Weighted-average Exercise Price

Warrants

     In July 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte in partial payment of license fees.

     Warrants to purchase 550,000 common shares were issued in conjunction with the issuance of the Series H Preferred in June 1998, all of which expire in June 2001, at an exercise price of $7.00 per share. These warrants were valued at $1.0 million in paid-in capital. Additional warrants to purchase 68,681 common shares at the $7.00 price were issued to placement agents.

     Warrants to purchase 486,000 common shares were issued in conjunction with the issuance of the Series G Preferred in August 1997, all of which expire in August 2000, at an exercise price of $10.00 per share. These warrants were valued at $1.1 million in paid-in capital.

     The Company issued warrants valued at $0.8 million in Paid-in capital to purchase 109,739 common shares in conjunction with the issuance of the Series F Preferred, one-half of which expired on March 24, 1998 and the remainder expiring on September 24, 1999, at an exercise price of $7.29 per share.

6.   COMMITMENTS AND CONTINGENCIES

Collaborative Agreements and Royalties

     The Company is obligated to pay royalties, ranging generally from 1.5% to 5% of the selling price of the licensed component and up to 25% of any sublicense fees to various universities and other research institutions based on future sales or licensing of products that incorporate certain products and technologies developed by those institutions.

Leases

     As of December 31, 1998, the Company leased administrative, research facilities, certain laboratory and office equipment under operating and capital leases expiring on various dates through 2009.

         Future minimum lease commitments are as follows (in thousands):

                                                        Operating Leases

1999                                                          $ 2,740
2000                                                            2,783
2001                                                            2,369
2002                                                            2,320
2003                                                            2,435
Thereafter                                                     10,294
                                                              -------
Net minimum lease payments                                    $22,941
                                                              =======

     Total rental expense was approximately $2.3 million, $2.0 million, and $2.0 million for the years ended December 31, 1998, 1997, and 1996, respectively. The final capital lease payments of $0.3 million will be made in 1999.

Legal Proceedings

     In the securities class action lawsuit Warshaw, et al. v. XOMA Corporation, et al., the defendants and plaintiffs reached an agreement on March 14, 1997 to settle all claims for $3.75 million in cash and $2.25 million in common shares. By order entered September 8, 1997, the United States District Court for the Northern District of California approved the settlement. All of the cash portion of the settlement has been paid by insurance into a settlement fund administered by an escrow agent. The claims administration process was deemed complete as of December 16, 1997, and on January 7, 1998, XOMA directed its stock transfer agent to issue and distribute to authorized claimants 344,168 common shares in accordance with the terms of the court-approved settlement agreement.

Liability Insurance

     The testing and marketing of medical and food additive products entails an inherent risk of allegations of product liability. XOMA believes that its product liability insurance levels are adequate for its clinical trial activity. The Company will seek to obtain additional insurance, if needed, if and when its products are commercialized; however, there can be no assurance that adequate insurance coverage will be available or be available at acceptable costs or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

     The Company insures and indemnifies its directors and officers against actions brought against them as a result of their management of the Company's operations. There can be no assurance that adequate directors and officers insurance coverage will be available or be available at acceptable costs or that a claim against the directors and officers would not materially adversely affect the business or financial condition of the Company.

7.   INCOME TAXES


     The significant components of net deferred tax assets and liabilities as of December 31, are as follows (in millions):

                                                  1998                 1997
                                                  ----                 ----
Capitalized R&D expense                       $    23.9              $  62.8
Net operating loss carryforwards                   73.0                 61.7
R&D and other credit carryforwards                 16.2                 14.1
Other                                               9.3                  9.6

Valuation allowance                              (122.4)              (148.2)
                                                -------              -------
Total deferred tax asset                      $      --              $    --
                                              =========              =======

     The net change in the valuation allowance was a $25.7 million decrease and a $8.2 million increase for the years ended December 31, 1998 and 1997, respectively. The 1998 decrease was due to the elimination of capitalized R&D which is not expected to be useable for federal income tax purposes after the change in the Company's domicile from Delaware to Bermuda.

     XOMA's accumulated federal and state tax net operating loss carryforwards ("NOLs") and credit carryforwards as of December 31, 1998 are as follows:

                                    Amounts                     Expiration
                                 (in millions)                      Dates
Federal
   NOLs                              $    227.0                  2000-2018
   Credits                                 11.8                  1999-2018

State
   NOLs                                    10.1                  1999-2003
   Credits                                  4.4                  2003-2013

     For the year ended December 31, 1997 the Company had taxable income of $12.8 million and $11.6 million for Federal income tax and State tax, respectively. Except for the impact of Federal alternative minimum tax, which was not material, these taxable income amounts were offset by NOL and tax credit carryforwards. These amounts are subject to audit by federal and state tax authorities and could change.

     Certain future changes in the ownership of significant shareholders could limit utilization of the Company's tax NOLs and credits.

8.   RELATED PARTY TRANSACTIONS

     In 1993, the Company granted a short-term, secured loan to an officer, director and shareholder of the Company which has been renewed annually.

9.  DEFERRED SAVINGS PLAN

     Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 14% of their total salary, up to a maximum for 1998 of $10,000. The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company's common shares in amounts which match up to 50% of the salary deferred by the participants. The expense of these contributions was $329,000, $233,000, and $243,000, for the years ended December 31, 1998, 1997 and 1996, respectively.


10.      SUBSEQUENT EVENTS

On January 29,1999, the Company sold 2,051,254 common shares to two institutional investors for gross proceeds of $12.0 million. The selling price represented approximately a 60% premium over the then current market price for XOMA shares. Under certain circumstances the number of shares may be adjusted in the future.

                                INDEX TO EXHIBITS

Exhibit
Number

3.1  Memorandum of Continuance of the Company (Exhibit 3.4).1

3.2  Bye-laws of the Company. (Exhibit 3.5).1

4.1 Stockholder Rights Agreement dated as of October 27, 1993 by and among XOMA Corporation and First Interstate Bank of California as Rights Agent. (Exhibit 1).2

4.2 Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit 4.2).1

4.3 Form of Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3).1

4.4 Form of Resolution Regarding Preferences and Rights of Series C Preference Shares (Exhibit 4.4).1

4.5  Form of Common Stock Purchase Warrant (1996 Warrants) (Exhibit 4.9).3

4.6  Form of Common Stock Purchase Warrant (1997 Warrants) (Exhibit 3).4

4.7  Form of Common Stock Purchase Warrant (1998 Warrants) (Exhibit 3).5

4.8  Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2).6

4.9  Form of Common Share Purchase Warrant (1999 Warrants) (Exhibit 5).7

10.1 1981 Stock Option Plan as amended and restated (Exhibit 10.1).8

10.1A Form of Stock Option Agreement for 1981 Stock Option Plan (Exhibit
     10.1A).8

10.2 Restricted Stock Plan as amended and restated (Exhibit 10.2).8

10.2A Form of Stock Option Agreement for Restricted Stock Plan (Exhibit 10.2A).8

10.2B Form of Restricted Stock Purchase Agreement for Restricted Stock Plan
     (Exhibit 10.2B).8

10.3 1985 Non-Qualified Stock Option Plan and form of Stock Option Agreement (Exhibit 10.3).8

10.3A Form of Assumption Agreement for 1985 Non-Qualified Stock Option Plan
     (Exhibit 10.3A).8

10.3B Amendment to 1985 Non-Qualified Stock Option Plan (Exhibit 10.3B).8

10.4 1992 Directors Stock Option Plan as amended and restated (Exhibit 10.4).8

10.4A Form of Stock Option Agreement for 1992 Directors Stock Option Plan
     (initial grants) (Exhibit 10.4A).8

10.4B Form of Stock Option Agreement for 1992 Directors Stock Option Plan
     (subsequent grants) (Exhibit 10.4B).8

10.5 Management Incentive Compensation Plan as amended and restated (Exhibit 10.5).8

10.6 Form of indemnification agreement for officers (Exhibit 10.6).8

10.7 Form of indemnification agreement for employee directors (Exhibit 10.7).8

10.8 Form of indemnification agreement for non-employee directors (Exhibit
     10.8).8

10.9 Employment Agreement dated April 29, 1992 between the Company and John L. Castello (Exhibit 10.9).8

10.10 Employment Agreement dated April 1, 1994 between the Company and Peter B. Davis (Exhibit 10.10).9

10.11 Employment Agreement dated March 26, 1998 between the Company and Patrick
     J. Scannon, M.D., Ph.D.

10.12 Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12).8

10.13 Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13).8

10.14 Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14).8

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15).8

10.16 Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16).8

10.17 Lease dated June 22, 1992, between the Company and Richard B. Gomez, Josephine L. Gomez, TTEE-U/A/D, 10,31-90, FBO Gomez Family Trust (Exhibit 10.17).8

10.18 Sublease dated January 20, 1997, between the Company and UroGenesys, Inc (Exhibit 10.18).8

10.19 Lease dated October 2, 1992, between the Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt Trust (Exhibit 10.19).8

10.19A First Extension of Lease dated April 23, 1997, between the Company and
     Virginia Merritt and Kim Merritt Campot, as Trustees of the Bowman Merritt and Virginia Merritt 1987 Trust (Exhibit 10.19A).8

10.20 License Agreement dated September 3, 1986 between the Company and the Regents of the University of California (with certain confidential information deleted) (Exhibit 10.20).8

10.21 License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted) (Exhibit 10.27).8

10.22 Amended and Restated Research and License Agreement dated September 1, 1993 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28).8

10.22A Third Amendment to License Agreement dated June 12, 1997 between the
     Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A).8

10.22B Fourth Amendment to License Agreement dated December 23, 1998 between the
     Company and New York University.

10.23 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted).

10.24 Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted).

10.25 Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46).9

10.26 Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.1).3

10.27 Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2).3

10.28 Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3).3

10.28A Amendment to Convertible Subordinated Note Agreement, dated as of June
     13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4).3

10.29 Form of Registration Rights Agreement by and between the Company and the holders of the 1996 Warrants (Exhibit 10.6).3

10.30 Form of Convertible Preferred Stock Purchase Agreement by and between the Company and the purchasers of Series G and Series H Preferred Stock (Exhibit 4).4

10.30A First Amendment to Convertible Preferred Stock Agreement, dated as of
     January 1, 1998 (Exhibit 10.1).10

10.30B Second Amendment to Convertible Preferred Stock Agreement, dated as of
     June 26, 1998 (Exhibit 10.3).11

10.31 Form of Registration Rights Agreement by and between the Company and the purchasers of Series G and Series H Preferred Stock (Exhibit 5).4

10.32 Patent and Exclusive License Purchase Agreement by and between Pharmaceutical Partners, L.L.C. and the Company dated as of December 30, 1997 (Exhibit 2).12

10.33 License Agreement between Incyte Pharmaceuticals, Inc. and the Company effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1).6

10.34 Registration Rights Agreement dated as of July 9, 1998 by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3).6

10.35 Form of Subscription Agreement, dated as of January 28, 1999, by and between the Company and the purchasers of Common Shares in the 1999 Private Placement (Exhibit 2).7

10.36 Form of Registration Rights Agreement, dated as of January 28, 1999, by and between the Company and the purchasers of Common Shares in the 1999 Private Placement (Exhibit 3).7

10.37 Form of Escrow Agreement, dated as of January 28, 1999, by and between the Company, Brian W. Pusch, as Escrow Agent and the purchasers of Common Shares in the 1999 Private Placement (Exhibit 4).7

16.1 Letter re: change of certifying accountant.8

23.1 Consent of Ernst & Young LLP, Independent Auditors.

23.2 Consent of Arthur Andersen LLP as Independent Public Accountants.

27.1 Financial Data Schedule.

-------------------------

Footnotes

1 Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-4 filed November 17, 1998, as amended (File No. 333-68045).

2 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated October 27, 1993 (File No. 0-14710).

3 Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-3 filed June 28, 1996 (File No. 333-07263).

4 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated August 13, 1997 filed August 18, 1997 (File No. 0-14710).

5 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated June 28, 1998 filed June 29, 1998 (File No. 0-14710).

6 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated July 9, 1998 filed July 16, 1998 (file No. 0-14710).

7 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated January 28, 1999 filed January 29, 1999, as amended (File No. 0-14710).

8 Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended (File No. 0-14710).

9 Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14710).

10 Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-14710).

11 Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-3 filed July 16, 1998 (File no. 333-59241).

12 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated December 30, 1997 (File No. 0-14710).