Form 10-Q
period 1999-03-31
XOMA LTD
filed 1999-05-17
CIK 1074404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (mark one)
                   [X] Quarterly Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                     of 1934
                    For Quarterly Period Ended March 31, 1999

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                          For Transition Period from to

Commission File No. 0-14710

                                    XOMA Ltd.

             (Exact Name of Registrant as specified in its charter)

             Bermuda                                     94-2756657

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   2910 Seventh Street, Berkeley, CA                           94710
(Address of principal executive offices)                     (Zip Code)

                                 (510) 644-1170
              (Registrant's telephone number, including area code)
                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No
                                       --       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value                       50,231,987
--------------------------------       ----------------------------------------
              Class                         Outstanding at March 31, 1999

                                    XOMA Ltd.

                                TABLE OF CONTENTS


                                                                                                               Page
PART I        FINANCIAL INFORMATION

              Item 1       Financial Statements

                           Condensed Consolidated Balance Sheets as of
                           March 31, 1999 and December 31, 1998...................................................1

                           Condensed Consolidated Statements of Operations
                           for the Three Months Ended
                           March 31, 1999 and 1998................................................................2

                           Condensed Consolidated Statements of
                           Cash Flows for the Three Months Ended
                           March 31, 1999 and 1998................................................................3

                           Notes to Condensed Consolidated
                           Financial Statements ..................................................................4

              Item 2       Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations ............................................................................6
PART II       OTHER INFORMATION
              Items        1 through 5 are either inapplicable or nonexistent
                           and therefore are omitted from this report

              Item 6       Exhibits and Reports on Form 8-K..................................................... 10

Signatures.......................................................................................................12

                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                  March 31          December 31
                                                   1999                 1998
                                                (Unaudited)          (Audited)
Assets:
       Cash and cash equivalents                 $   16,315       $   11,857
       Short-term investments                        11,952           16,430
       Related party receivables                        246              246
       Other receivables                                 90              144
       Prepaid expenses and other                       303              159
                                                 ----------       ----------
              Total current assets                    28,906          28,836
                                                 -----------      -----------

       Property and equipment, net                    3,804            3,895
       Assets held for sale                           4,442            4,442
       Deposits and other                               131              131
                                                 ----------       ----------

                                                 $   37,283       $   37,304
                                                 ==========       ==========


Liabilities and Stockholders' Equity:
       Accounts payable                          $    3,213       $   3,515
       Accrued liabilities                            8,520           6,740
       Capital lease obligations due
         within one year                                181              286
                                                 ----------       ----------
       Total current liabilities                     11,914           10,541
       Convertible subordinated notes                26,911           26,513
                                                 ----------       ----------
              Total liabilities                      38,825           37,054
                                                 ----------       ----------

       Redeemable convertible
        preference shares                             3,600            6,440
                                                 ----------       ----------
Shareholders' equity (net capital
   deficiency)                                       (5,142)          (6,190)
                                                 ----------       ----------
                                                 $   37,283       $   37,304
                                                 ==========       ==========

The accompanying notes are an integral part of these financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                             Three Months Ended
                                                  March 31
                                        1999                  1998
                                        ----                  ----
Revenues:
     License fees                   $        17        $          25
     Product sales and royalties              3                   21
                                    -----------              -------
                                             20                   46
                                    -----------              -------

Expenses:
     Research and development            12,273                9,172
     General and administrative           1,380                1,442
                                    -----------              -------
                                         13,653               10,614
                                    -----------              -------

Loss from operations                    (13,633)             (10,568)

Other income (expense):
     Investment income                      369                  693
     Interest and other expense            (394)                (432)
                                    -----------               ------
Net loss                                (13,658)             (10,307)

Preference share dividends                  (55)                (549)
                                    -----------               ------
Net loss available to common
 shareholders                       $   (13,713)       $     (10,856)
                                    ============       =============

Basic and Diluted Net Loss
  per Common Share                  $     (0.28)       $       (0.27)

Weighted Average Common
Shares Outstanding                       49,163               40,531



See accompanying notes to financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                    Three Months Ended
                                                                                          March 31
                                                                                1999                1998
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used in) operating activities                   $  (11,096)       $     (9,045)
                                                                           ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of short-term investments                              18,854              95,969
     Payments for purchase of short-term investments                          (14,376)           (100,478)
     Capital expenditures                                                        (210)               (279)
                                                                           ----------        ------------

         Net cash provided by (used in) investing activities                    4,268              (4,788)
                                                                           ----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common shares, net                              11,391                  12
     Capital lease principal payments                                           (105)                (137)
                                                                           ---------         ------------

         Net cash provided by (used in) financing activities                  11,286                 (125)
                                                                           ---------         ------------

     Net increase (decrease) in cash and cash equivalents                      4,458              (13,958)
     Cash and cash equivalents at beginning of period                         11,857               37,225
                                                                           ---------         ------------

     Cash and cash equivalents at end of period                            $  16,315         $     23,267
                                                                           =========         ============


See accompanying notes to financial statements.

                                    XOMA Ltd.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments which are necessary for a fair presentation of results for the periods presented. Interim results do not necessarily indicate of results to be expected for the full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.

2.   Supplemental Cash Flow Information

     In the first quarter of 1999, the Company contributed $0.4 million to the Company's deferred savings and management incentive compensation programs by issuing 118,516 common shares and paid dividends of $0.1 million on convertible preference shares by issuing 29,618 common shares upon conversion.

     3. Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                   ----------------------------
                                                    March 31,      December 31,
                                                    --------       -----------
                                                      1999             1998
                                                      ----             ----
    Accrued dividends                              $ 669            $    754
    Accrued payroll costs                           1,751              2,217
    Costs related to change in domicile                605             1,457
    Clinical trial costs                            4,481              1,746
    Other                                            1,014               566
                                                   -------          --------
                                                    $8,520            $6,740
                                                    ======            ======

     Activities through March 31, 1999 affecting the provision for change in legal domicile established in 1998 are as follows (in millions):

 Original amount                                  $2.5
 Charges against the accrual                       1.9
 Adjustment to the accrual                          --

4.   Private Placement

     In February 1999, the Company issued 2,051,254 common shares to two institutional investors for net proceeds of $11.4 million. The price represented approximately a 60% premium over the current market price for XOMA shares. Under certain circumstances the number of shares may be adjusted in the future. The common shares will be held in an escrow account until sold by the investors (up to a maximum of three years). Beginning August 31, 1999, the number of shares remaining in the escrow account may be adjusted at 90-day intervals based on an 11% discount from a prevailing market price at that time. The investors also received five-year warrants to purchase up to 240,000 common shares for $5.85 per share.

5.   Net Loss Per Common Share

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Financial Accounting Standard No. 128. Common share equivalents have not been included because they are antidilutive.

6.   Subsequent Event

     In April 1999, the Company and Genentech, Inc. agreed to collaborative development of the hu1124 (anti-CD11a) monoclonal antibody product through Phase III, intended for the treatment of moderate to severe plaque psoriasis. Under terms of the agreement, XOMA and Genentech will continue to collaborate on the remaining clinical development and regulatory filings for the product in psoriasis. XOMA will share future development costs, as well as future U.S. profits, with Genentech on a 25%/75% basis. XOMA will receive a royalty on sales outside the United States. Genentech will fund XOMA's share of development costs via long-term convertible loans.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

First quarter revenues were not significant in either 1999 or 1998.

Research & development expenses increased to $12.3 million in the first three months of 1999, compared with $9.2 million in the 1998 period. The increase was due primarily to spending on clinical trials and preparation of regulatory filings for the Neuprex (R) and hu1124 products. General and administrative spending was $1.4 million in the first three months of 1999 and 1998.

Investment income was lower in the first three months of 1999 compared to 1998 due to a lower average investment balance.


Liquidity and Capital Resources:

The Company's cash, cash equivalents and short-term investments totaled $28.3 million as of both March 31, 1999 and December 31, 1998. Net cash used in operating activities plus lease payments and capital expenditures were offset by the net proceeds from common shares issued in January 1999. Net cash used in operating activities was $11.1 million in the first three months of 1999, compared with $9.0 million in the 1998 period. The increase was primarily due to payments for clinical trials and preparation of regulatory filings. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional funding.


The Company has been able to control its operating cash consumption by carefully monitoring its costs. As a result, its cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending through at least the end of 1999. The Company continues to evaluate a variety of arrangements which would further strengthen its competitive position and provide additional funding, but cannot predict when or whether any such arrangement or additional funding will be secured. Without additional funding, the Company would have to decrease or eliminate the development of some of its products.

Year 2000 Exposure:

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

As of March 31, 1999, the Company has identified costs of approximately $0.6 million to replace or remediate and test its Area 1 computer information systems and its Area 2 manufacturing, quality and research applications, of which $0.3 million has been expended. Not having completed its Phase I and II evaluations of all three areas, the Company can not at this time estimate the total potential cost of its Y2K compliance programs. The funds for these costs will be part of the Company's cash flow from operations and capital expenditures.

Assuming that the Company's efforts to mitigate its Y2K exposure in any of the three areas referred to above are unsuccessful, the most reasonably likely worst case scenario is an interruption of ongoing clinical trials, including delays in gathering and evaluating clinical data, and a disruption of the Company's manufacturing and research operations.

Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 1999, all the Company's cash equivalents and short-term investments are classified as fixed rate.

The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and therefore variable.

The table below presents the amounts and related weighted interest rates of the Company's cash equivalents, short-term investments and long-term convertible note at March 31, 1999:

                                                                        Fair Value               Average
                                                       Maturity       (in $ millions)        Interest Rate
                                                                     ------------------     ---------------
 Cash equivalents, fixed rate                          daily                16.3                   5.2%
 Short-term investments, fixed rate                 0 - 1 year              12.0                   4.9%
 Long-term convertible note, variable rate             2005                 26.9                   6.0%


Other Market Risk. At March 31, 1999 the Company had Series C Preference Shares and a long-term convertible note outstanding , both of which are convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

Forward Looking Statements:

Certain statements contained herein that are not related to historical facts may constitute "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, scale-up and marketing capabilities, intellectual property protection, competition, stock price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

PART II - OTHER INFORMATION


Item 1  Legal Proceedings.  None.

Item 2  Changes in Securities.  None.

Item 3  Defaults Upon Senior Securities.  None.

Item 4  Submission of Matters to a Vote of Security Holders. None.

Item 5  Other Information.  None.

Item 6  Exhibits and Reports on Form 8-K.

(a)     Exhibit 10.1    Form of Subscription Agreement dated as of January 28,
                        1999 by and between XOMA Ltd. and the purchasers of Common Shares in the 1999 Private Placement (Exhibit
                        2).(1)

        Exhibit 10.2 Form of Registration Rights Agreement dated as of January 28, 1999 by and between XOMA Ltd. and the purchasers of Common Shares in the 1999 Private Placement (Exhibit 3).(1)

        Exhibit 10.3 Form of Escrow Agreement dated as of January 28, 1999 by and between XOMA Ltd., Brian W. Pusch as Escrow Agent and the purchasers of Common Shares in the 1999 Private Placement (Exhibit 4).(1)

        Exhibit 10.4    Form of Common Share Purchase Warrant (Exhibit 5).(1)

        Exhibit 10.5 Amendment to Collaboration Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

        Exhibit 10.6 Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc.

        Exhibit 10.7    Second Amendment to Convertible Subordinated Note
                        Agreement,

----------------

(1) Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated January 28, 1999 filed January 29, 1999, as amended by Amendment No. 1 thereto on Form 8-K/A dated and filed February 18, 1999 (File No. 0-014710)
                        dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

         Exhibit 27.1   Financial Data Schedule

(b) Current Report on Form 8-K dated January 28, 1999 filed January 29, 1999, as amended by Amendment No. 1 thereto on Form 8-K/A dated February 18, 1999 (File No. 0-14710), Items 5 (Other Events) and 7 (Exhibits).

         Current Report on Form 8-K dated January 5, 1999 filed January 6, 1999 (File No. 0-14710), Item 5 (Other Events) and 7 (Exhibits).

                                    XOMA Ltd.




                                   SIGNATURES
                                   ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                XOMA LTD.



Date:  May 17, 1999             By:  /s/ JOHN L. CASTELLO
                                     ------------------------------------
                                     John L. Castello
                                     Chairman of the Board, President and
                                     Chief Executive Officer

Date:  May 17, 1999             By:  /s/ PETER B. DAVIS
                                     -------------------------------------
                                     Peter B. Davis
                                     Vice President, Finance and
                                     Chief Financial Officer