Form 10-Q
period 1999-06-30
XOMA LTD
filed 1999-08-16
CIK 1074404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(mark one)
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For Quarterly Period Ended June 30, 1999

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For Transition Period from __________ to __________

                           Commission File No. 0-14710

                                    XOMA Ltd.

             (Exact Name of Registrant as specified in its charter)

          Bermuda                                          52-2154066
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                                    Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value                         51,719,674
--------------------------------------          ----------------------------
            Class                               Outstanding at June 30, 1999

                                    XOMA Ltd.

                                TABLE OF CONTENTS

                                                                            Page

PART I FINANCIAL INFORMATION

     Item 1 Financial Statements

          Condensed Consolidated Balance Sheets as of June
          30, 1999 and December 31, 1998......................................1

          Condensed Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 1999
          and
          1998................................................................2

          Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1999 and
          1998................................................................3

          Notes to Condensed Consolidated Financial
          Statements .........................................................4

     Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................7

PART II OTHER INFORMATION

     Items 1 through 5 are either inapplicable or nonexistent and therefore are omitted from this report

     Item 6 Exhibits and Reports on Form 8-K.................................11

Signatures      .............................................................13



                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          June 30,         December 31, 1998
                                                                            1999               (Audited)
                                                                         (Unaudited)
Assets:
     Cash and cash equivalents                                             $   1,388           $  11,857
     Short-term investments                                                   19,371              16,430
     Related party receivables                                                   246                 246
     Other receivables                                                            62                 144
     Prepaid expenses and other                                                  236                 159
                                                                           ---------           ---------
     Total current assets                                                     21,303              28,836
                                                                           ---------           ---------
     Property and equipment, net                                               3,905               3,895
     Assets held for sale                                                      4,442               4,442
     Deposits and other                                                          131                 131
                                                                           ---------           ---------
                                                                           $  29,781           $  37,304
                                                                           =========           =========
Liabilities and Shareholders' Equity:
     Accounts payable                                                      $   3,096           $   3,515
     Accrued liabilities                                                       9,000               6,740
     Capital lease obligations due within one year                                74                 286
                                                                           ---------           ---------
     Total current liabilities                                                12,170              10,541
     Convertible subordinated notes                                           31,314              26,513
                                                                           ---------           ---------
         Total liabilities                                                    43,484              37,054
                                                                           ---------           ---------
     Redeemable convertible preference shares                                      0               6,440
                                                                           ---------           ---------
Shareholders' equity (net capital deficiency)                                (13,703)             (6,190)
                                                                           ---------           ---------
                                                                             $29,781             $37,304
                                                                           =========           =========

The accompanying notes are an integral part of these financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)



                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                             1999               1998             1999            1998
                                                        -------------     -------------       ------------    -------------
  Revenues:
     License Fees                                         $    525           $     36           $    528          $   61
     Product Sales and Royalties                                22                  1                 39              21
                                                          --------           --------           --------          ------
                                                               547                 37                567              82
                                                          --------           --------           --------          ------
  Expenses:
     Research and Development                               11,136             10,666             23,409          19,838
     General and Administrative                              1,631              1,308              3,011           2,750
     Non-recurring Licensing Fee                                 0              2,400                  0           2,400
                                                          --------           --------           --------          ------
                                                            12,767             14,374             26,420          24,988
                                                          --------           --------           --------          ------
  Loss from Operations                                     (12,220)           (14,337)           (25,853)        (24,906)

  Other Income (Expense):
     Investment Income                                         260                574                629           1,267
     Interest Expense and Other                               (403)              (400)              (797)           (831)
                                                          --------           --------           --------          ------
  Net Loss                                                 (12,363)           (14,163)           (26,021)        (24,470)

  Preference share dividends                                     0                  0                (55)              0

                                                          --------           --------           --------          ------
  Net loss available to common shareholders               $(12,363)          $(14,163)          $(23,076)       $(24,470)
                                                          ========           ========           ========        ========
  Basic and Diluted Net Loss per Share                     $(0.24)            $(0.34)            $(0.52)         $(0.61)

  Weighted Average Common
  Shares Outstanding                                        50,835             41,812             50,009          41,179

See accompanying notes to financial statements.


                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   1999                   1998
                                                                              ----------------        --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                              $     (22,358)          $     (18,693)
                                                                              -------------           -------------
         Net cash used in operating activities

 CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                     20,660                 102,398
      Proceeds from sale of Short-term Investments
      Payments for purchase of Short-term Investments                               (23,601)               (107,217)
      Capital expenditures                                                             (578)                   (624)
                                                                              -------------           -------------
         Net cash provided by (used in) investing activities                         (3,519)                 (5,443)
                                                                              -------------           -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of Common Shares, net                                   11,620                      71
      Proceeds from issuance of Preference Shares, net                                    0                  12,094
      Proceeds from issuance of Convertible Notes                                     4,000                       0
      Capital Lease principal payments                                                 (212)                   (244)
                                                                              -------------           -------------
         Net cash provided by (used in) financing activities                         15,408                  11,921
                                                                              -------------           -------------
      Net increase (decrease) in Cash and Cash Equivalents                          (10,469)                (12,215)
      Cash and Cash Equivalents at beginning of period                               11,857                  37,225
                                                                              -------------           -------------
     Cash and Cash Equivalents at end of period                                  $    1,388             $    25,010
                                                                              =============           =============

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

     2. Supplemental Cash Flow Information

     In the second quarter of 1999, the Company contributed $0.2 million to the Company's deferred savings and management incentive compensation programs by issuing 63,464 common shares.

     3. Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                  June 30,        December 31,
                                                    1999              1998
                                                ------------      -------------
     Accrued dividends                            $    589         $    754
     Accrued payroll costs                           2,107            2,217
     Costs related to change in domicile               454            1,457
     Clinical trial costs                            5,243            1,746
     Other                                             607              566
                                                ------------      -------------
                                                  $  9,000         $  6,740
                                                ============      =============

     Activities through June 30, 1999 affecting the provision for change in legal domicile established in 1998 are as follows (in millions):

          Original amount                                          $2.5
          Charges against the accrual                               2.0
          Adjustment to the accrual                                  --

     4. Private Placement

     In January 1999, the Company issued 2,051,254 common shares to two institutional investors for net proceeds of $11.4 million. The price represented approximately a 60% premium over the current market price for XOMA shares. Under certain circumstances the number of shares may be adjusted in the future. The common shares will be held in an escrow account until sold by the investors (up to a maximum of three years). Beginning August 31, 1999, the number of shares remaining in the escrow account may be adjusted at 90-day intervals based on an 11% discount from a prevailing market price at that time. The investors also received five-year warrants to purchase up to 240,000 common shares for $5.85 per share. The Company also issued five-year warrants to purchase up to 64,000 common shares for $5.85 per share to a placement agent in connection with this transaction.

     5. Net Loss Per Common Share

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Financial Accounting Standard No. 128. Common share equivalents have not been included because they are anti-dilutive.

     6. Collaborative Transactions

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

     In June 1999, the Company concluded a licensing agreement with Allergan, Inc. under which Allergan will have exclusive worldwide rights to use XOMA's rBPI in combination with other anti-infectives in products to treat ophthalmic infections. Under the agreement, Allergan will pay the Company up to $11.0 million in upfront and milestone payments, as well as a royalty on future sales of the combination products. Allergan will also pay all future development costs for products covered by the agreement.

     7. Subsequent Events

     In July 1999, the Company entered into a financing transaction involving the issuance of 3,024,086 common shares to 33 investors for net proceeds of $16.4 million. The Company also issued five-year warrants to purchase up to 75,000 common shares for $5.75 per share to each of two placement agents in that transaction.

     After concluding patient accrual in its Phase III clinical trial testing the NEUPREX(R) product in pediatric patients suffering from severe meningococcemia in May, the Company is in the process of analyzing data from this pivotal trial. Because this is a rare and life-threatening systemic infection that primarily affects children, the trial was conducted under Subpart E designation and the indication has received "orphan drug" status. Based on its preliminary analysis, XOMA believes the data show a clinical benefit in mortality and morbidities, but is scheduling a meeting with the FDA to determine adequacy for filing a biologics license application. The Company is completing the full data analysis in preparation for that meeting and cannot predict the outcome of the FDA's review.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     Second quarter and year-to-date revenues of $0.5 million in 1999 consisted of primarily licensing income. Revenues in the comparable 1998 periods were negligible.

     Research and development costs in the second quarter of 1999 were $11.1 million, an increase of 4.4% compared to $10.7 million in the second quarter of 1998. For the six months ended June 30, 1999, research and development costs were $23.4 million, an 18.0% increase over the $19.8 million for the same period in 1998. These increases were due primarily to spending on clinical trials and preparation of regulatory filings for the NEUPREX(R) and hu1124 products. Spending in the second quarter of 1999 was somewhat lower than in the first quarter primarily due to the completion in May of the Phase III trial testing NEUPREX(R) in pediatric patients suffering from severe meningococcemia and the initiation of a development cost sharing arrangement between XOMA and Genentech, Inc. related to hu1124.

     General and administrative expenses were $1.6 million and $3.0 million for the three and six months ended June 30, 1999 compared with $1.3 million and $2.8 million for the comparable periods of 1998. The increase in the second quarter of 1999 reflected costs associated with collaborative arrangements.

     Expenses for the second quarter of 1998 included a non-recurring charge of $2.4 million related to an exclusive license with Incyte Pharmaceuticals, Inc. for all of Incyte's patents and patent applications related to BPI.

     Investment income was lower for both the three and six months ended June 30, 1999 compared with the same periods in 1998 due to a lower average investment balance.

Liquidity and Capital Resources:

     The Company's cash, cash equivalents and short-term investments totaled $20.8 million as of June 30, 1999, compared with $28.3 million at December 31, 1998. Net cash used in operations was $22.4 million for the six months ended June 30, 1998, compared with $18.7 million in the comparable 1998 period. This increase was primarily due to payments for clinical trials and preparations for regulatory filings. In July 1999, the Company completed a private equity financing raising net proceeds of $16.4 million from the issuance of 3.0 million common shares. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional funding.

     The Company has been able to control its operating cash consumption by carefully monitoring its costs. As a result, its cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending through at least the end of the first quarter of 2000. The Company continues to evaluate a variety of arrangements which would further strengthen its competitive position and provide additional funding, but cannot predict when or whether any such arrangement or additional funding will be secured. Without additional funding, the Company would have to decrease or eliminate the development of some of its products.

Year 2000 Exposure:

     Year 2000 ("Y2K") exposure is the result of computer programs using two instead of four digits to represent the year. These computer programs may erroneously interpret dates beyond the year 1999, which could cause system failures or other computer errors, leading to disruptions in operations.

     The Company has developed a three-phase program to limit or eliminate Y2K exposures. Phase I is to identify those systems, applications and third-party relationships from which the Company has exposure to Y2K disruptions in operations. Phase II is to develop and implement action plans to achieve Y2K compliance in all areas before the end of 1999. Also included in Phase II is the development of contingency plans to be implemented should Y2K compliance not be achieved when required to avoid disruptions in operations. Phase III is the final testing or equivalent certification of each major area of exposure to ensure compliance.

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

     The Company, in accordance with Phase I of the program, has conducted an internal review and contacted all software suppliers to determine major areas of Y2K exposure in Area 1. In manufacturing, quality and research (Area 2), the Company engaged a consultant to help identify its exposures. With respect to Area 3, the Company has evaluated its reliance on third parties for its operations, and has contacted material third parties in writing with respect to their state of Y2K readiness. In those cases where Y2K readiness could not be confirmed, we have developed contingency plans involving increased levels of inventory stocking and/or alternate suppliers.

     The Company has completed Phases I and II of its Y2K program with respect to all three of the major areas and expects to substantially complete Phase III by the end of the third quarter of 1999.

     As of June 30, 1999, the Company has identified costs of approximately $0.6 million to replace or remediate and test its Area 1 computer information systems and its Area 2 manufacturing, quality and research applications, of which $0.4 million has been expended. The Company does not anticipate any material additional costs. The funds for these costs are part of the Company's cash flow from operations and capital expenditures.

     Assuming that the Company's efforts to mitigate its Y2K exposure in any of the three areas referred to above are unsuccessful, the most reasonably likely worst case scenario is an interruption of ongoing clinical trials, including delays in gathering and evaluating clinical data, and a disruption of the Company's manufacturing and research operations. The duration and costs of any such delays are expected to be minimal. The contingency plans to handle this reasonably likely worst case scenario involve appropriate build-up of key raw material and supply inventories, provision for temporary power generation and scheduling of critical work over the year-end period.

Quantitative and Qualitative Disclosures About Market Risk:

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 1999, all the Company's cash equivalents and short-term investments are classified as fixed rate.

     The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and therefore variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents, short-term investments and long-term convertible note at June 30, 1999:

                                                                             Fair Value           Average
                                                           Maturity        (in $ millions)     Interest Rate
                                                      ------------------- ------------------ -------------------
Cash equivalents, fixed rate                                daily                 1.4              5.2%
Short-term investments, fixed rate                        0 - 1 year             19.4              4.9%
Long-term convertible note, variable rate                    2005                31.3              6.0%

     Other Market Risk. At June 30, 1999 the Company had a long-term convertible note outstanding, which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

Forward Looking Statements:

     Certain statements contained herein related to the FDA regulatory process, timing and results of clinical trials, release of data and other aspects of product development, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions which may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. These risks, including those related to the timing or results of pending or future clinical trials, actions by the U.S. Food and Drug Administration or the U.S. Patent and Trademark Office, changes in the status of the Company's collaborative relationships, uncertainties regarding the legal standards applicable to biotechnology patents, the Company's financing needs and opportunities, scale-up and marketing capabilities, competition and share price volatility, are discussed herein and in other of the Company's Securities and Exchange Commission filings. Investors should consider carefully these risks in evaluating XOMA's prospects.

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings.  None.

Item 2   Changes in Securities.  None.

Item 3   Defaults Upon Senior Securities.  None.

Item 4   Submission of Matters to a Vote of Security Holders. None.

Item 5   Other Information.  None.

Item 6   Exhibits and Reports on Form 8-K.

(a)      Exhibit 10.1      License Agreement dated as of June 25, 1999 between
                           XOMA Ireland Limited and Allergan Sales, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission)
                           (Exhibit 2) (1)

         Exhibit 10.2      Supply Agreement dated as of June 25, 1999
                           between XOMA (US) LLC and Allergan Sales, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3)
                           (1)

         Exhibit 10.3 Form of Subscription Agreement dated as of July 21, 1999 by and between XOMA Ltd. and the purchasers of Common Shares in the July 1999 private placement (Exhibit 2) (2)

         Exhibit 10.4 Form of Registration Rights Agreement dated as of July 21, 1999 by and between XOMA Ltd. and the purchasers of Common Shares in the July 1999 private placement (Exhibit 3) (2)

         Exhibit 10.5 Form of Common Share Purchase Warrant (July 1999 Warrants) (Exhibit 4) (2)

         Exhibit 10.6 Form of Registration Rights Agreement dated as of July 21, 1999 by and between XOMA Ltd. and the placement agents in the July 1999 private placement (Exhibit 5) (2)

          Exhibit 27.1     Financial Data Schedule

(b) Current Report on Form 8-K dated and filed July 1, 1999, as amended by Amendment No. 1 thereto on Form 8-K/A dated and filed July 19, 1999 (File No. 0-14710), Items 5 (Other Events) and 7 (Exhibits).

         Current Report on Form 8-K dated July 23, 1999 filed July 26, 1999 (File No. 0-14710), Items 5 (Other Events) and 7 (Exhibits).

------------------

(1) Incorporated by reference to the referenced exhibit to XOMA's Current Report on Form 8-K dated and filed July 1, 1999, as amended by Amendment No. 1 thereto on Form 8-K/A dated and filed July 19, 1999 (File No. 0-14710).

(2) Incorporated by reference to the referenced exhibit to XOMA's Current Report on Form 8-K dated July 23, 1999 filed July 26, 1999 (File No. 0-14710).

                                    XOMA Ltd.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                XOMA LTD.


Date:  August 16, 1999          By:  /s/ JOHN L. CASTELLO
                                     ---------------------------------------
                                     John L. Castello
                                     Chairman of the Board, President and
                                     Chief Executive Officer



Date:  August 16, 1999          By:  /s/ PETER B. DAVIS
                                     ---------------------------------------
                                     Peter B. Davis
                                     Vice President, Finance and
                                     Chief Financial Officer