Form 10-Q
period 1999-09-30
XOMA LTD
filed 1999-11-12
CIK 1074404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For Quarterly Period Ended September 30, 1999

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For Transition Period from __________ to __________

                           Commission File No. 0-14710

                                    XOMA Ltd.

             (Exact Name of Registrant as specified in its charter)

           Bermuda                                     52-2154066
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

                                   Yes   X  No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common shares US$.0005 par value                    55,553,426
------------------------------------------    ---------------------------------
                  Class                       Outstanding at September 30, 1999

                                    XOMA Ltd.

                                TABLE OF CONTENTS

                                                                            Page

PART I FINANCIAL INFORMATION

       Item 1  Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 1999 and December 31, 1998 .......................1

               Condensed Consolidated Statements of Operations for
               the Three and Nine Months Ended September 30, 1999
               and 1998........................................................2

               Condensed Consolidated Statements of Cash Flows for
               the Nine Months Ended September 30, 1999 and 1998...............3

               Notes to Condensed Consolidated Financial Statements ...........4

       Item 2  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ............................7

PART II OTHER INFORMATION

       Items 1 through 5 are either inapplicable or nonexistent and therefore are omitted from this report

       Item 6  Exhibits and Reports on Form 8-K...............................12

SIGNATURES ...................................................................13

                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        September 30,          December 31,
                                                                            1999                  1998
                                                                         (Unaudited)            (Audited)
                                                                        -------------          ------------
Assets:
     Cash and cash equivalents                                             $   2,653           $  11,857
     Short-term investments                                                   19,643              16,430
     Related party receivables                                                   206                 246
     Other receivables                                                            61                 144
     Prepaid expenses and other                                                  262                 159
                                                                           ---------           ---------
         Total current assets                                                 22,825              28,836
                                                                           ---------           ---------

     Property and equipment, net                                               3,786               3,895
     Assets held for sale                                                      4,442               4,442
     Deposits and other                                                          124                 131
                                                                           ---------           ---------
                                                                           $  31,177           $  37,304
                                                                           =========           =========
Liabilities and Shareholders' Equity:
     Accounts payable                                                      $   2,220           $   3,515
     Accrued liabilities                                                       7,401               6,740
     Capital lease obligations due within one year                                --                 286
                                                                           ---------           ---------
         Total current liabilities                                             9,621              10,541
     Convertible subordinated notes                                           30,274              26,513
                                                                           ---------           ---------
     Total liabilities                                                        39,895              37,054
                                                                           ---------           ---------
     Redeemable convertible preference shares                                     --               6,440
                                                                           ---------           ---------
Shareholders' equity (net capital deficiency)                                 (8,718)             (6,190)
                                                                           ---------           ---------
                                                                             $31,177             $37,304
                                                                           =========           =========

                        See accompanying notes to condensed consolidated financial statements.


                                                                   2


                                                               XOMA Ltd.

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited, in thousands except per share data)



                                                                   Three Months Ended                 Nine Months Ended
                                                                     September 30,                      September 30,
                                                                 1999              1998             1999             1998
                                                             --------------   --------------     ------------    -------------
  Revenues:
     License fees                                                $    3         $     757         $    531           $   818
     Product sales and royalties                                     29                --               68                21
                                                             --------------   --------------     ------------    -------------
                                                                     32               757              599               839
                                                             --------------   --------------     ------------    -------------
  Operating costs and expenses:
     Research and development                                     9,895            12,747           33,304            32,585
     General and administrative                                   1,545             1,246            4,556             3,996
     Non-recurring licensing fee                                     --                --               --             2,400
                                                             --------------   --------------     ------------    -------------
                                                                 11,440            13,993           37,860            38,981
                                                             --------------   --------------     ------------    -------------
  Loss from operations                                          (11,408)          (13,236)         (37,261)          (38,142)

  Other income (expense):
     Investment and other income                                    293               581              922             1,848
     Interest and other expense                                    (511)             (454)          (1,308)           (1,285)
                                                             --------------   --------------     ------------    -------------
  Net loss                                                      (11,626)          (13,109)         (37,647)          (37,579)

  Preference share dividends                                         --              (947)             (55)           (1,568)
                                                             --------------   --------------     ------------    -------------
  Net loss available to common shareholders                    $(11,626)         $(14,056)        $(37,702)         $(39,147)
                                                             ==============   ==============     ============
  Basic and diluted net loss per common share                   $(0.21)           $(0.33)          $(0.73)           $(0.94)

  Weighted average common
    shares outstanding                                           54,260            42,765           51,451            41,729


                      See accompanying notes to condensed consolidated financial statements.


                                                               XOMA Ltd.

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited, in thousands)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   1999                   1998
                                                                              ----------------     --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash used in operating activities                                   $     (35,573)          $     (29,939)
                                                                              ----------------     --------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                     39,938                 114,013
      Proceeds from sale of short-term investments
      Payments for purchase of short-term investments                               (43,151)               (112,323)
      Capital expenditures                                                             (836)                   (904)
                                                                              ----------------     --------------------

         Net cash provided by (used in) investing activities                         (4,049)                    786
                                                                              ----------------     --------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common shares, net                                   28,204                      90
      Proceeds from issuance of preference shares, net                                   --                  12,094
      Proceeds from issuance of convertible notes                                     5,500                      --
      Payments on convertible notes                                                  (3,000)                     --
      Capital lease principal payments                                                 (286)                   (321)
                                                                              ----------------     --------------------

         Net cash provided by (used in) financing activities                         30,418                  11,863
                                                                              ----------------     --------------------

      Net increase (decrease) in cash and cash equivalents                           (9,204)                (17,290)
      Cash and cash equivalents at beginning of period                               11,857                  37,225
                                                                              ----------------     --------------------

      Cash and cash equivalents at end of period                                 $    2,653             $    19,935
                                                                              ================     ====================


                         See accompanying notes to condensed consolidated financial statements.


                                    XOMA Ltd.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results do not necessarily indicate results to be expected for the full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998.

2.   Comprehensive Loss

     Statement of Financial Accounting Standards No. 130, entitled "Reporting Comprehensive Income," requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. During the three and nine months ended September 30, 1999 and 1998, these unrealized gains and losses were not material, and total comprehensive loss closely approximated net loss in each of the respective periods.

3.   Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                               September 30,   December 31,
                                                    1999           1998
                                               -------------   ------------
     Accrued payroll costs                        $  2,533        $  2,217
     Clinical trial costs                            3,360           1,746
     Costs related to change in domicile                --           1,457
     Accrued dividends and other                     1,508           1,320
                                               -------------   ------------
                                                  $  7,401        $  6,740
                                               =============   ============
4.   Financing

     In January 1999, the Company issued 2,051,254 common shares to two institutional investors for net proceeds of $11.4 million. The price represented approximately a 60% premium over the then current market price for XOMA shares. The common shares will be held in an escrow account until sold by the investors (for as long as three years). Under certain circumstances the number of shares may be adjusted in the future. In the third quarter of 1999, based on the then current market price of XOMA's shares, the Company contributed 768,751 additional common shares to the escrow account. The number of shares remaining in the escrow account are subject to further adjustments at 90-day intervals based on an 11% discount from the prevailing market price at such times. At the time of the initial issuance, the investors received five-year warrants to purchase up to 240,000 common shares for $5.85 per share. The Company also issued five-year warrants to purchase up to 64,000 common shares for $5.85 per share to a placement agent in connection with this transaction.

     In July 1999, the Company issued 3,024,086 common shares to 33 investors for net proceeds of $16.4 million. The Company also issued five-year warrants to purchase up to 75,000 common shares for $5.75 per share to each of the two placement agents in this transaction.

     The Company's cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending through at least the first quarter of 2000. The Company continues to evaluate a variety of arrangements which would further strengthen its competitive position and provide additional funding, but cannot predict when or whether any such arrangement or additional funding will be secured. Without additional funding, the Company would have to decrease or eliminate the development of some of its products and significantly curtail its operations.

5.   Net Loss Per Common Share

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Financial Accounting Standard No. 128. Common share equivalents have not been included because they are anti-dilutive during the periods presented.

6.   Collaborative Transactions

     In April 1999, the Company and Genentech, Inc. agreed to extend their collaboration to develop the anti-CD11 (hu1124) a monoclonal antibody product through Phase III of the clinical trials for the treatment of moderate to severe plaque psoriasis. Under terms of the agreement, XOMA and Genentech will continue to collaborate on the remaining clinical development and regulatory filings for the product . XOMA will share future development costs, as well as future U.S. profits, with Genentech on a 25%/75% basis. XOMA will also receive a royalty on sales outside the United States. Genentech will fund XOMA's share of development costs through the issuance by Genentech of long-term convertible loans. In August 1999, the Company announced the expansion of this collaboration to include organ transplant rejection.

     In June 1999, the Company concluded a licensing agreement with Allergan, Inc. under which Allergan will have exclusive worldwide rights to use XOMA's rBPI in combination with other anti-infectives in products to treat ophthalmic infections. Under the agreement, Allergan will pay the Company up to $11.0 million in upfront and milestone payments, as well as a royalty on future sales of the combination products. Allergan will pay all future development costs for products covered by this agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     Revenues for the nine months ended September 30, 1999 and 1998 of $0.6 million and $0.8 million, respectively, consisted primarily of licensing income.

     Research and development costs for the quarter ended September 30, 1999 decreased to $9.9 million from $12.7 million, or 22%, as compared to the same quarter of 1998, due primarily to the completion in May 1999 of the Phase III clinical trial of NEUPREX(R) in pediatric patients suffering from severe meningococcemia as well as the implementation in the second quarter of 1999 of a development cost sharing arrangement between XOMA and Genentech related to anti-CD11a (hu1124). For the nine months ended September 30, 1999, research and development costs were $33.3 million as compared to $32.6 million for the same period in 1998. Higher research and development spending in the first two quarters of 1999 were almost entirely offset by the significant reduction in research and development spending in the third quarter of 1999.

     General and administrative expenses were $1.6 million and $4.6 million for the three and nine months ended September 30, 1999, respectively, compared with $1.2 million and $4.0 million for the comparable periods of 1998. Increased costs in 1999 reflect expenses related to collaborative arrangements.

     Expenses for the second quarter of 1998 included a non-recurring charge of $2.4 million related to an exclusive license with Incyte Pharmaceuticals, Inc. for the acquisition of patent rights related to all of Incyte's patents and patent applications related to bactericidal/permeability-increasing protein.

     Investment income was lower for both the three and nine months ended September 30, 1999 compared with the same periods in 1998 due to a lower average investment balance.

Liquidity and Capital Resources:

     The Company's cash, cash equivalents and short-term investments totaled $22.3 million as of September 30, 1999, compared with $28.3 million at December 31, 1998. Net cash used in operations was $35.6 million for the nine months ended September 30, 1999, compared with $29.9 million in the comparable 1998 period, and this increase in cash used was primarily due to payments for clinical trials and preparations for regulatory filings.

     The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues FDA licensure. The Company has been able to control its operating cash consumption by carefully monitoring its costs. As a result, its cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending through at least the first quarter of 2000. The Company continues to evaluate a variety of arrangements which would further strengthen its competitive position and provide additional funding, but cannot predict when or whether any such arrangement or additional funding will be secured. Without additional funding, the Company would have to decrease or eliminate the development of some of its products and significantly curtail its operations.

     In September 1999, the Company announced its Phase III clinical trial testing the NEUPREX(R) product in trauma patients with severe blood loss had been discontinued. The decision was based on an interim safety and efficacy analysis of data by an independent Data Safety Monitoring Board ("DSMB"). Although the DSMB raised no safety concerns, they indicated that the interim results were not sufficient to meet the predetermined efficacy criteria for continuing the trial and recommended stopping patient accrual.

     In May 1999, the Company concluded patient accrual in a Phase III clinical trial testing the NEUPREX(R) product in pediatric patients suffering from severe meningococcemia. Because this is a rare and life-threatening systemic infection that primarily affects children, the trial was conducted under Subpart E designation and the indication has also received "orphan drug" status. XOMA has recently sent a detailed analysis of data from this trial to the U.S. Food and Drug Administration ("FDA"). The analysis confirms the previously-observed finding of clinical benefits in mortality and morbidities and reconfirms the product's safety profile. The Company has requested a meeting with the FDA to discuss plans for submission of a BLA (biologics license application). The Company cannot predict the outcome of the FDA's review.

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

     As of September 30, 1999, the Company has substantially completed Phases I, II and III of its Y2K program with respect to all three of the major areas. The Company has identified costs of approximately $0.6 million to replace or remediate and test its Area 1 computer information systems and its Area 2 manufacturing, quality and research applications, of which $0.5 million has been expended. The Company does not anticipate any material additional costs. The funds for these costs are part of the Company's cash flow from operations and capital expenditures.

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

Quantitative and Qualitative Disclosures About Market Risk:

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 1999, all the Company's cash equivalents and short-term investments are classified as fixed rate.


     The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents, short-term investments and long-term convertible note at September 30, 1999:

                                                                             Fair Value           Average
                                                           Maturity        (in $ millions)     Interest Rate
                                                      ------------------- ------------------ -------------------
Cash equivalents, fixed rate                                daily                 2.7              4.5%
Short-term investments, fixed rate                        0 - 1 year             19.6              5.2%
Long-term convertible note, variable rate                    2005                30.3              6.0%

     Other Market Risk. At September 30, 1999 the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion by approximately 11%. A 10% increase in the market price of Company common shares would decrease the shares issuable by approximately 9%.

     At the same date, the Company had issued a total of 2,820,005 common shares into an escrow account related to the January 1999 equity financing. The number of shares remaining in the escrow account are subject to further adjustments at 90-day intervals based on the prevailing market price at such times. A 10% decrease in the market price of the Company's common shares at the time of such adjustments would cause the Company to issue additional shares equal to approximately 11% of the shares then in the escrow account. An increase in the market price of the Company's common shares at the time of such adjustments of 10% would cause the escrow agent to return approximately 9% of the shares then in the escrow account to the Company.

Forward Looking Statements:

     Certain statements contained herein related to the sufficiency of the Company's cash position, FDA regulatory process, timing and results of clinical trials, indications being pursued and other aspects of product development, strategic collaborative relationships, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions which may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. These risks, including those related to the timing or results of pending or future clinical trials, actions by the FDA or the U.S. Patent and Trademark Office, changes in the status of the Company's collaborative relationships, uncertainties regarding the legal standards applicable to biotechnology patents, the Company's financing needs and opportunities, scale-up and marketing capabilities, competition, share price volatility and the Y2K issue, are discussed herein and in other of the Company's Securities and Exchange Commission filings. Investors should consider carefully these risks in evaluating XOMA's prospects.

                           PART II - OTHER INFORMATION



Item 1   Legal Proceedings.  None.

Item 2   Changes in Securities.  None.

Item 3   Defaults Upon Senior Securities.  None.

Item 4   Submission of Matters to a Vote of Security Holders.  None.

Item 5   Other Information.  None.

Item 6   Exhibits and Reports on Form 8-K.

(a)      Exhibit 27.1  Financial Data Schedule

(b) Current Report on Form 8-K dated and filed September 27, 1999 (File No. 0-14710), Items 5 (Other Events) and 7 (Exhibits).

                                    XOMA Ltd.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XOMA LTD.


Date:  November 12, 1999            By:    /s/ JOHN L. CASTELLO
                                           -------------------------------------
                                           John L. Castello
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:  November 12, 1999            By:    /s/ PETER B. DAVIS
                                           -------------------------------------
                                           Peter B. Davis
                                           Vice President, Finance and
                                           Chief Financial Officer