Form 10-K
period 1999-12-31
XOMA LTD
filed 2000-03-24
CIK 1074404

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File No.  0-14710

                             ----------------------

                                    XOMA LTD.
             (Exact name of registrant as specified in its charter)

         Bermuda                                        94-2756657
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

  2910 Seventh Street, Berkeley, California                    94710
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (510) 644-1170

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Shares,
             U.S. $.0005 par value Preference Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting common equity held by nonaffiliates of the registrant, as of February 29, 2000: $595,197,559

     Number of Common Shares outstanding as of February 29, 2000: 64,716,757


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Company's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.


================================================================================

                                     PART I

Item 1. Business

     General

     XOMA Ltd. ("XOMA" or the "Company") is a biopharmaceutical company developing products to treat infectious diseases, immunologic and inflammatory disorders and cancer. The Company's current product development programs include:

     o NEUPREX(R)(rBPI21), a recombinantly derived modified fragment of human bactericidal/permeability-increasing protein ("BPI") and XOMA's lead BPI-derived product. The product completed a Phase III efficacy clinical trial in 1999 in one indication and has been in various clinical trials in four additional indications. Further development of this product will continue under a licensing agreement with Baxter Healthcare Corporation ("Baxter").

     o Anti-CD11a, a humanized monoclonal antibody product being developed in collaboration with Genentech, Inc. ("Genentech"). The anti-CD11a product has completed several Phase I clinical studies, one Phase II study and has started a Phase III trial in psoriasis patients.

     Ophthalmic anti-infective products, including combinations of rBPI and antibiotics that are being developed under a licensing agreement with Allergan, Inc. ("Allergan").

     Mycoprex(TM), a fungicidal compound derived from BPI that is currently in preclinical product development. It is initially targeted at systemic fungal infections. XOMA is seeking a partner for clinical development and commercialization of this product.

     ING-1, a high-affinity recombinant monoclonal antibody to an antigen expressed on epithelial cell cancers (breast, colorectal, prostate and others) that destroys cancer cells by recruiting the patient's own immune system. XOMA has recently accelerated the development schedule for ING-1 and is currently pursuing development of ING-1 internally.

     Genimune(TM), a product developed using XOMA's proprietary targeted gelonin fusion technology. The product delivers a proprietary recombinant cytotoxin (rGelonin) specifically to CD5-positive cells. The CD5 antigen is expressed on mature T cells and some B cells, but not on stem cells or other tissues. The product may treat cancers such as T and B-cell lymphomas and chronic lymphocytic leukemia, as well as autoimmune diseases such as rheumatoid arthritis. XOMA is seeking a partner for clinical development and commercialization of the product and plans to outlicense the technology.

     In late 1998, XOMA completed a shareholder-approved corporate reorganization, changing its legal domicile from Delaware to Bermuda and its name to XOMA Ltd. When referring to a time or period before December 31, 1998, or when the context so requires, the terms "Company" and "XOMA" refer to XOMA Corporation, a Delaware corporation and the predecessor of XOMA Ltd.

     Product Areas

     The following describes XOMA's more significant product development and clinical activities:

The BPI Product Platform

     The Company is developing novel therapeutic products from recombinant bactericidal/permeability-increasing protein ("rBPI"). rBPI is a genetically engineered version of a human host-defense protein found in white blood cells. rBPI kills gram-negative bacteria. It also binds to and neutralizes endotoxins, molecular components of the cell walls of gram-negative bacteria that can trigger severe complications in infected patients. rBPI also enhances the activity of antibiotics, in many cases reversing bacterial resistance to the antibiotic. Furthermore, rBPI inhibits angiogenesis (growth of new blood vessels) by binding to and neutralizing heparin, a carbohydrate molecule involved in blood vessel formation. Angiogenesis is an essential component of inflammation and solid tumor growth.

     Natural BPI was discovered in 1978 at New York University ("NYU") School of Medicine by Peter Elsbach, M.D., Professor of Medicine, and Jerrold Weiss, Ph.D., Professor of Microbiology. XOMA has collaborated with NYU since 1991 to extend and apply BPI-related research to the commercial development of pharmaceutical products. See "Patents and Trade Secrets" and "Research and License Agreements"

     XOMA has adopted the BPI molecule as a platform for developing pharmaceutical products. In 1991 XOMA scientists developed a recombinant modified fragment of the BPI molecule, called rBPI21, which is potent and stable and can be manufactured at commercially viable yields. This modified fragment is the basis for the Company's NEUPREX(R) and ophthalmic products. More recently, a XOMA scientist discovered three functional domains in the BPI molecule with desirable pharmacological activities. Based on this discovery, XOMA is developing smaller compounds from these domains into additional therapeutic products, including the Mycoprex(TM) antifungal product and anti-angiogenic compounds.

NEUPREX(R)

     In December 1992, XOMA submitted an investigational new drug application ("IND") to the U.S. Food and Drug Administration ("FDA") to begin human testing of the NEUPREX(R) product. In March 1993, the Company began Phase I human safety and pharmacokinetic testing under the IND. Beginning in 1995 the Company initiated clinical efficacy studies evaluating NEUPREX(R) as a treatment for primary infections and complications of infectious diseases, trauma and surgery. The indications tested so far are:

     o Severepediatric meningococcemia: This deadly systemic bacterial infection usually afflicts children. In August 1996, following favorable results in an open-label Phase I/II pilot study, the FDA Center for Biologics Evaluation and Research ("CBER") granted NEUPREX(R) a Subpart E designation for the treatment of severe pediatric meningococcemia. This designation is intended to expedite the development, evaluation and marketing of new therapies for life-threatening and debilitating illnesses. The Company subsequently began a Phase III pivotal trial for the indication in October 1996 in the United States. Beginning in the first quarter of 1997, XOMA added trial sites in the United Kingdom to increase patient enrollment in the trial. In June 1998, the Company announced that NEUPREX(R) had been designated an "orphan drug" by the FDA under the Orphan Drug Act for treatment of severe meningococcal disease. The Orphan Drug Act generally entitles the first developer that receives FDA marketing approval to a seven-year exclusive marketing period in the United States for that product. The Phase III trial completed enrollment at nearly 400 patients in May 1999. In August 1999, a preliminary analysis of the data revealed a clinical benefit in mortality and morbidities. A more detailed analysis was submitted to the FDA in November 1999, and the Company is preparing to meet with the FDA to discuss the trial results. The Company cannot predict the outcome of the meeting.

     o Hemorrhage due to trauma: Accidents or injuries that cause acute blood loss can trigger serious infectious complications in up to 40% of patients who survive the initial trauma and surgery. A placebo-controlled, double-blinded Phase II study in 401 patients began in June 1995 and was completed in October 1996. A follow-on single-blinded Phase II pharmacokinetics study explored alternative dosing regimens in 169 patients. Based on data from these two Phase II studies, XOMA initiated a Phase III pivotal trial in the fourth quarter of 1997, designed to enroll 1,650 patients in 40 centers, testing NEUPREX(R) to prevent serious pulmonary complications (pneumonia and/or acute respiratory distress syndrome (ARDS)) in trauma patients. In September 1999, an independent Data Safety Monitoring Board (DSMB) identified no safety issues but concluded that the data did not support continuing the trial. Enrollment was halted at approximately 1100 patients. An analysis of the trial is underway.

     o Partial hepatectomy: This procedure, surgical removal of part of the liver (usually to remove an isolated tumor), can result in temporarily impaired liver function. Since the liver normally clears bacteria and their endotoxins from the bloodstream, these patients are at risk for infectious complications. The double-blinded, placebo-controlled Phase II study in 35 patients began in mid-1995 and was concluded at the end of 1997. The study showed a reduction in pulmonary complications in patients treated with NEUPREX(R).

     o Severeintra-abdominal infections: In 1996, the Company began a Phase I/II open-label dose-ranging study testing NEUPREX(R) with conventional antibiotics to treat patients with serious abdominal infections that required surgery. Completed in 1998, the study showed a dose-related improvement in patient outcome.

     o Cysticfibrosis (CF): In the third quarter of 1997, XOMA initiated a program to test NEUPREX(R) in CF patients, whose genetic disorder predisposes them to recurring bacterial lung infections. With repeated antibiotic treatments, the infecting bacteria often become resistant to antibiotics. A natural history study in 1997 tested a formulation of rBPI21, alone and in combination with antibiotics, in vitro against bacterial cultures collected from CF patients. A Phase I safety and pharmacokinetics study in CF patients was concluded in 1998.

     There can be no assurance that any of the clinical trials will yield data that will result in licensure of the NEUPREX(R) product.

BPI-related Ophthalmic Program

     In June of 1999, XOMA entered into an agreement with Allergan to develop ophthalmic anti-infectives that combine rBPI with antibiotics. Such combination products have shown positive in vitro results against resistant strains of bacteria that cause eye infections.

Mycoprex(TM)

     XOMA scientists have discovered that certain compounds derived from BPI display potent fungicidal activity. Further research demonstrated that many of these compounds not only kill strains of Candida, the most common fungus to cause systemic illness, but also show activity against other strains of fungi, including those resistant to currently available drugs. Based on these findings, the Company is developing compounds with a broad spectrum of fungicidal activity and a better safety profile than currently available fungicidal drugs. In late 1998, the Company retained an advisor to assist in finding a development and marketing partner for Mycoprex(TM). No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

LBP Assay Program

     In the first quarter of 1997, XOMA granted to Biosite Diagnostics Incorporated ("Biosite") of San Diego, California, an exclusive U.S. license to make, use and sell certain non-automated, point-of-care diagnostic and prognostic products for measuring lipopolysaccharide binding protein ("LBP") to detect bacterial endotoxin exposure in patients with endotoxemia or sepsis. Later in 1997, a non-exclusive license was granted to SRL, Inc., a Japanese company, to make, use and sell certain automated diagnostic and prognostic products for centralized laboratory use in Japan. In August 1998, the Company announced that it had granted to Diagnostics Products Corporation a worldwide license to its patented technology that uses LBP as a biochemical marker of systemic exposure to endotoxin.

Monoclonal Antibody Programs

Anti-CD11a Monoclonal Antibody Product

     In April 1996, XOMA and Genentech entered into an agreement to co-develop Genentech's anti-CD11a humanized monoclonal antibody product. In late 1996, XOMA started a Phase I trial in moderate to severe psoriasis patients. In the second quarter of 1997, the Company started additional Phase I studies at lower doses. XOMA completed enrollment in a Phase II efficacy study in Canadian psoriasis patients in October 1998. Following successful completion of that trial, Genentech paid XOMA a $2 million milestone payment in December 1998. In April 1999, the companies announced an agreement to continue collaborative development of the product through Phase III for the treatment of moderate to severe plaque psoriasis. In August 1999, XOMA announced the expansion of the collaboration to include organ transplant rejection, and has subsequently scheduled a Phase I/II study in kidney transplant patients. In December 1999, a Phase III trial was initiated in psoriasis patients.

Other Antibody-based Products and Technologies

     XOMA has additional core capabilities in the recombinant antibody area, including ING-1, (a therapeutic oncology antibody product candidate) targeted gelonin fusion technology and a related product (Genimiune(TM)), and mammalian and microbial expression systems for the manufacture of recombinant antibodies. Various licenses and sublicenses have been entered into in some of these areas. Discussions are ongoing with other entities that have expressed interest in these products and technologies. No assurance can be given that any agreement or agreements will be reached as a result of the ongoing discussions. XOMA may choose to develop some of these products further on its own.

     Genimune(TM) is XOMA's humanized gelonin fusion product that targets CD5 positive lymphocytes (T and B white blood cells) for autoimmune disease therapy. For several years, the Company developed and evaluated several proprietary variants of genetically engineered proteins and targeted immunofusions. In mid-1993 the Company selected a lead compound designated Genimune(TM). In December 1993, XOMA entered into cross-license agreements with Research Development Foundation concerning recombinant DNA-derived gelonin ("r-gelonin"), a plant-derived cytotoxic enzyme used as a fusion component. XOMA has engaged an advisor to assist in seeking partners and is attempting to outlicense the product and the targeted gelonin fusion technology, but no assurance can be given that it will successfully do so.

     XOMA has developed a patented technology for the human engineering of antibodies. This Human Engineering (HE) technology represents a novel alternative to the complementarity-determining region (CDR) grafting-based humanization methods in widespread use today. The Company is using the HE technology for internal development of ING-1 and Genimune(TM) and also plans to outlicense it. No assurance can be given that the technology will be outlicensed successfully.

Additional Product and Technology Areas

     XOMA continues to seek opportunities to realize value from products and technologies outside its core research efforts, including mammalian and microbial cell expression technologies, osteoinductive proteins for bone repair, and non-cariogenic proteins for low-calorie flavor enhancement. Various licenses and sublicenses have been entered into in these areas. Discussions are ongoing with other entities that have expressed interest in these products and technologies. No assurance can be given that any agreement or agreements will be reached as a result of the ongoing discussions.

     In 1996 XOMA received a $2.2 million payment related to the sale of its T-cell receptor ("TCR") technology to Connective Therapeutics, Inc., now named Connetics Corporation ("Connetics"). In December 1999, Connetics and XOMA agreed to assign their TCR intellectual property to The Immune Response Corporation ("IRC") in exchange for cash, common stock of IRC, and future royalties. IRC owns additional TCR-related intellectual property and intends to carry forward development of pharmaceutical products for the treatment of rheumatoid arthritis and other autoimmune diseases using this technology.

     In 1996 XOMA also received a $3.0 million payment for an exclusive license to Genentech, including a sublicense to IDEC Pharmaceuticals Corporation ("IDEC"), for intellectual property covering the use of chimeric IgG1 antibodies specific to the CD20 antigen on the surface of human B-cells. XOMA was entitled to royalties on the sale of products employing the anti-CD20 technology that are sold in the United States and in other countries where XOMA held relevant patents. In December 1997, XOMA assigned these anti-CD20 antibody patents and royalty rights to Pharmaceutical Partners, LLC for $17.0 million.

     XOMA has granted licenses to a number of biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products. Licensees include: Affymax Research Institute, Biosite, Cantab Pharmaceuticals Research Ltd, Celltech Ltd, Eli Lilly and Company, Enzon, Inc., Genentech, the Hoechst Group, ICOS Corporation, Invitrogen Corporation, Pasteur Merieux Serums & Vaccins, The Pharmacia & Upjohn Group and ZymoGenetics, a subsidiary of Novo Nordisk.

     Thaumatin, a flavor-enhancing protein developed by XOMA, is classified as generally recognized as safe ("GRAS") by the Flavor and Extract Manufacturer's Association ("FEMA"). GRAS designation permits the use of this ingredient as a flavor enhancer in food without additional regulatory approval. Thaumatin is the first flavoring ingredient produced through biotechnology to be granted GRAS status. The Company is seeking to outlicense this technology, but no assurance can be given that it will successfully do so.

     Manufacturing

     XOMA is currently producing the rBPI21, anti-CD11a, and ING-1 products for clinical trial and other testing needs at its Berkeley and Santa Monica manufacturing facilities, pursuant to a drug manufacturing license obtained from the State of California.

     The Company's manufacturing capability is based on recombinant DNA technology, with production of therapeutic proteins from either mammalian or microbial cells. XOMA has fermentation capacity for up to 4,000 liters with associated isolation and purification systems in place. The Company does its own formulation for final sterile filling and finishing and has the capacity to do its own small-scale filling.

     Development and Marketing Arrangements

     The Company's strategy is to enter into arrangements with established pharmaceutical company partners in order to facilitate and finance the development and marketing of its products. Assuming timely regulatory approval, which cannot be assured, the successful commercialization of XOMA's products will depend to a large extent upon the marketing capabilities of any pharmaceutical partners.

NEUPREX(R)

     In January 2000, XOMA entered into NEUPREX(R) licensing and supply agreements with the Hyland Immuno division of Baxter for treatment of meningococcemia and all future anti-bacterial and anti-endotoxin indications. The agreements provide for upfront and other payments of up to $35 million for meningococcemia. In addition, Baxter has committed to fund development of the product in additional indications. Baxter will pay all future development costs, and XOMA may receive additional payments related to additional indications. XOMA will receive royalties from future NEUPREX(R) sales, and will supply initial product needs from its Berkeley manufacturing facility.

BPI Related Ophthalmics

     In June 1999, XOMA concluded licensing and supply agreements with Allergan. for the use of rBPI in combination with antibiotics for the treatment of eye infections. Allergan will fund all development costs and XOMA will receive up to $11 million in milestone payments and a royalty on sales of future products. XOMA will also manufacture rBPI21 for use in the licensed products.

     XOMA is in discussion with potential partners regarding the licensing and development of BPI-derived anti-angiogenic products for use in ophthalmic indications, such as diabetic retinopathy. No assurance can be given regarding the timing or likelihood of future arrangements.

Mycoprex(TM)

     In late 1998, the Company retained an advisor to assist in finding a development and marketing partner for Mycoprex(TM). No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

Anti-CD11a

     In April 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech's humanized monoclonal antibody product anti-CD11a. Under the terms of the agreement Genentech purchased 1.5 million XOMA common shares at $5.90 per share and funded development through Phase II by making a series of convertible subordinated loans. In April and December 1996, respectively, Genentech loaned XOMA $5.0 million and $8.5 million to fund 1996 and 1997 development costs. In December 1997, Genentech loaned an additional $10.0 million to fund 1998 development costs. In December 1998, the Company received a $2.0 million milestone payment from Genentech based on successful completion of its Phase II clinical study in psoriasis. In April 1999, the companies extended and expanded the agreement. XOMA will now receive a royalty of 25% of U.S. profits, if any, from anti-CD11a in all indications, and a royalty on sales outside the United States. Genentech will continue to finance XOMA's share of development costs via convertible subordinated loans, which are due at the earlier of 2005 or first product approval. In 1999, the Company received $6.5 million in funding from Genentech under the anti-CD11a development agreement.

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

     Without limiting the foregoing, XOMA is aware that Biogen Inc. has completed Phase II testing of a product in severe psoriasis, Immunex Corp. may be testing its rheumatoid arthritis drug in psoriasis and Medarex, Inc. may be developing a monoclonal antibody product for treatment of inflammatory skin disorders. It is possible that other companies may be developing one or more products based on BPI, and there can be no assurance that such product(s) will not prove to be more effective than or receive regulatory approval prior to NEUPREX(R) or any ophthalmic product developed by Allergan and XOMA.

     Regulatory

     XOMA's products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by the U.S. Food and Drug Administration (FDA) and similar authorities in other countries. The Company's products are primarily regulated on a product-by-product basis under the U.S. Food, Drug and Cosmetic Act and Section 351(a) of the Public Health Service Act. Most of the Company's human therapeutic products are or will be classified as biologic products and would be subject to regulation by FDA's Center for Biologics Evaluation and Research (CBER). Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities.

     The FDA regulatory process is carried out in several phases. Prior to beginning clinical testing of a proposed new biologic product, an IND is filed with FDA. This document contains scientific information on the proposed product, including results of testing of the product in animal and laboratory models. Also included is information on manufacture of the product and studies on toxicity in animals, and a clinical protocol outlining the initial investigation in humans.

     The initial stage of clinical testing, Phase I, ordinarily encompasses safety, pharmacokinetics and pharmacodynamic evaluations. Phase II testing encompasses investigation in specific disease states designed to provide preliminary efficacy data and additional information on safety. Phase III studies are designed to further establish clinical safety and efficacy and to provide information allowing proper labeling of the product following approval. Phase III studies are most commonly multi-center, randomized, placebo-controlled trials in which rigorous statistical methodology is applied to clinical results. Other designs may also be appropriate in specific circumstances.

     Following completion of clinical trials, a Biologics License Application ("BLA") is submitted to FDA to request marketing approval. Internal FDA committees are formed which evaluate the application, including scientific background information, animal and laboratory efficacy studies, toxi-cology, manufacturing facility and clinical data. During the review process, a dialogue between FDA and the applicant is established in which FDA questions are raised and additional information is submitted. During the final stages of the approval process, FDA generally requests presentation of clinical or other data before an FDA advisory committee. Also, during the later stages of review, FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice (GMP). If all outstanding issues are satisfactorily resolved and labeling established, FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

     The regulatory status of NEUPREX(R) and anti-CD11a is described above under "Product Areas."

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

European Filing Process

     In Europe, most of the Company's human therapeutic products are or will be classified as biologic and would be subject to a single European registration through a centralized procedure. The assessment of the Marketing Authorization Application is carried out by a rapporteur and co-rapporteur appointed by the Committee for Proprietary Medicinal Products (CPMP), which is the expert scientific committee of the European Medicines Evaluation Agency (EMEA).

     The rapporteur and co-rapporteur are drawn from the CPMP membership representing member states of the European Union. They liase with the applicant on behalf of the CPMP in an effort to provide answers to queries raised by the CPMP. Their assessment report(s) is circulated to and considered by the full CPMP membership leading to the production ultimately of a CPMP opinion which is transmitted to the applicant and Commission. The final decision on an application is issued by the Commission. When a positive decision is reached, a Marketing Authorization or "MA" will be issued. Once approval is granted the product can be marketed under the single European MA in all member states of the European Union. Consistent with the single MA, the labeling for Europe is identical throughout all member states except that all labeling must be translated into the local language of the country of intended importation and in relation to the content of the so called "blue box" on the outer packaging in which locally required information may be inserted.

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

     During the period from September 1994 to December 1999, the U.S. Patent and Trademark Office (the "Patent Office") issued 44 patents to the Company related to its BPI-related products, including novel compositions, their manufacture, formulation assay, and use. U.S. Patent Nos. 5,420,019, 5,674,834, 5,827,816,
5,488,034, and 5,696,090 issued to the Company relate to novel recombinant amino terminal fragments and fragment analogs of BPI, pharmaceutical compositions, methods for their recombinant production and formulation. The Company believes that these patents will provide comprehensive protection for the manufacture, use and sale of its BPI-derived NEUPREX(R) and ophthalmic products in the U.S. The Company has received Notices of Allowance from the Patent Office for five additional U.S. patents and has more than 20 pending patent applications worldwide related to its BPI-related products.

     The Company is the exclusive licensee of BPI-related patents and applications owned by NYU. These include five issued U.S. patents and one additional U.S. Notice of Allowance, directed to novel BPI-related protein and DNA compositions, as well as their production and uses. U.S. Patent Nos. 5,198,541 and 5,641,874, issued to NYU, relate to the recombinant production of BPI. The Company believes that these patents have substantial value because they cover certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In addition, the European Patent Office granted to NYU, EP 375724, with claims to N-terminal BPI fragments and their use, alone or in conjunction with antibiotics, for the treatment of conditions associated with bacterial infections.

     Between 1992 and 1999, six patents related to BPI were issued to Incyte Pharmaceuticals, Inc. ("Incyte") by the Patent Office directed to endotoxin-associated uses of BPI, uses of BPI with polymannuronic acid, and an LBP-BPI protein. Effective July 1998, XOMA is the exclusive licensee of BPI-related patents and applications owned by Incyte, including these six U.S. patents, one granted European patent and pending applications worldwide.

     From January 1996 to December 1999, XOMA was issued six patents and one Notice of Allowance directed to its LBP-related assays and products, including diagnostic and prognostic methods for measuring LBP levels in humans. XOMA has also acquired from Johnson & Johnson an exclusive sublicense to their LBP-related portfolio, including five U.S. patents issued to the discoverers of LBP, Drs. Richard Ulevitch and Peter Tobias, at the Scripps Research Institute in San Diego.

     During the period from July 1991 to December 1999, the Patent Office issued eight patents to the Company related to its bacterial expression technology, including claims to novel promoter se-quences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. U.S. Patent No. 5,028,530, issued to the Company, is directed to expression vehicles containing an AraB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493 and 5,698,417 relate to methods for recombinant production/secretion of functional immunoglobulin fragments. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S.

     If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

     Research and License Agreements

     XOMA has contracted with a number of academic and institutional collaborators to conduct certain research and development. Under these agreements the Company generally funds either the research and development or evaluation of products, technologies or both, will own or obtain an exclusive license to products or technologies developed, and will pay royalties on sales of products covered by the license. The rates and durations of such royalty payments vary by product and institution, and range generally for periods from five years to indefinite duration. Aggregate expenses of the Company under all of its research agreements totaled $0.1 million, $0.1 million and $0.2 million in 1999, 1998 and 1997, respectively. The Company has entered into certain license agreements with respect to the following products:

Bactericidal/Permeability-Increasing Protein (BPI)

     In August 1990, XOMA entered into a research collaboration and license agreement with NYU whereby XOMA obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body's natural defenses against infection and XOMA is investigating the use of products based on BPI for various indications. XOMA has obtained an exclusive, worldwide license for the development, manufacture, sale and use of BPI products for all therapeutic and diagnostic uses, and it has paid a license fee and will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, subject to NYU's right to terminate for certain events of default.

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

     A number of risks are inherent in international operations. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on the Company's international business and its financial condition and results of operations. International operations may be limited or disrupted by the imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, restrictions on repatriating profits, taxation, or difficulties in staffing and managing international operations. In addition, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates. There can be no assurance that the Company will be able to successfully operate in any foreign market.

     Employees

     As of December 31, 1999 XOMA employed 175 full-time employees at its Berkeley and Santa Monica, California facilities. The Company's employees are engaged in clinical, manufacturing, quality assurance and control, research and product development activities, and in executive, finance and administrative positions. The Company considers its employee relations to be excellent.

     The Company was incorporated in Delaware in 1981 and became a Bermuda company effective December 31, 1998. The principal executive offices of XOMA are located at 2910 Seventh Street, Berkeley, California 94710 U.S.A. (telephone 510-644-1170).

Item 2.  Properties

     XOMA's principal product development and manufacturing facilities are located in Berkeley, California. The Company leases 83,000 square feet of space in Berkeley including approximately 35,000 square feet of research and development laboratories, 32,000 square feet of production and production support facilities and 16,000 square feet of office space. An additional 3,000 square feet of office space has been subleased to a third party. Separately, a 16,500 square foot idle production facility in Berkeley is owned by XOMA.

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

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     Officers

     The officers of the Company are as follows:

Name                                                Age     Title

John L.  Castello                                    63     Chairman of the Board, President and
                                                                 Chief Executive Officer
Patrick J.  Scannon, M.D., Ph.D.                     52     Chief Scientific and Medical Officer and
                                                                 Director
Clarence L.  Dellio                                  54     Senior Vice President, Operations
Daniel P.  Cafaro                                    43     Vice President, Regulatory Affairs
Ronald H.  Carlson, Ph.D.                            47     Vice President, Quality Assurance/Control
Stephen F.  Carroll, Ph.D.                           48     Vice President, Preclinical Research
Peter B.  Davis                                      53     Vice President, Finance and Chief Financial
                                                                 Officer
Marvin R.  Garovoy, M.D.                             56     Vice President, Clinical and Medical Affairs
Christopher J.  Margolin                             53     Vice President, General Counsel and Secretary
W.  C.  McGregor, Ph.D.                              58     Vice President, Technical Development and Santa
                                                                 Monica Operations

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

                                               Price Range
                                            High           Low
1998:
First Quarter                              $ 6-1/2      $ 4-5/16
Second Quarter                               6            4-1/4
Third Quarter                                5            1-27/32
Fourth Quarter                               5            1-13/16

1999:
First Quarter                              $ 4-3/16     $ 2-13/16
Second Quarter                               6-3/4        2-1/2
Third Quarter                                8            2-1/32
Fourth Quarter                               3-3/4        2

     On March 15, 2000, there were approximately 3,938 record holders of XOMA's common shares.

     The Company has not paid dividends on its common shares. The Company currently intends to retain any earnings for use in the development and expansion of its business. The Company, therefore, does not anticipate paying cash dividends on its common shares in the foreseeable future (see Note 4 to the Consolidated Financial Statements, "SHARE CAPITAL").

Item 6. Selected Financial Data

     The following table contains selected financial information including statement of operations and balance sheet data of XOMA for the years 1995 through 1999. The selected financial information has been derived from the audited Consolidated Financial Statements of XOMA. The selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations.

                                                                  Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                            1999           1998            1997            1996           1995
                                            ----           ----            ----            ----           ----
                                                         (In thousands, except per share amounts)
Statement of
Operations Data
Total revenues (1)                            $2,361         $6,345         $18,383          $3,604         $1,165
Total operating costs and
  expense (2)                                 47,534         54,184          35,552          31,826         27,469
Other income (expense), net (3)                 (606)           636           1,404            (888)         3,832
                                       -------------     ----------     -----------       ---------       --------
Net loss                                    $(45,779)      $(47,203)       $(15,765)       $(29,110)      $(22,472)
                                       =============     ==========     ===========       =========       ========
Net loss per common share                   $(0.87)        $(1.16)         $(0.44)         $(0.90)        $(0.97)
                                       =============     ==========     ===========       =========       ========

                                                                       December 31,
                                       ------------------------------------------------------------------------------
                                            1999           1998            1997            1996           1995
                                            ----           ----            ----            ----           ----
Balance Sheet Data
Cash (4)                                     $18,539        $28,287         $55,146         $46,982        $26,633
Total assets                                  28,312         37,304          64,776          57,675         40,878
Long-term debt (5)                            34,724         26,513          24,773          14,516          7,692
Redeemable convertible
  preference shares                               --          6,440              --              --             --
Accumulated deficit                         (450,177)      (404,343)       (354,526)       (337,195)      (307,905)
Shareholders' equity (net
  capital deficiency)                       $(16,846)       $(6,190)        $31,240         $34,748        $26,836

(1) In 1999, includes non-refundable license fee and milestone payment from Allergan and proceeds from the assignment of intellectual property rights to IRC. In 1998, includes a $2.0 million milestone payment from Genentech and $4.3 million in license fees. In 1997, includes $17.0 million from the assignment of patent and royalty rights to Pharmaceutical Partners LLC.

(2) In 1998, includes non-recurring costs of $2.4 million to acquire rights to Incyte's BPI related patents and $2.5 million of costs related to the change in domicile.

(3) In 1996, includes a non-recurring expense of $2.5 million relating to a securities class action lawsuit settlement. Other income in 1995 includes a one-time gain of $4.3 million related to a modification of the funding arrangement with Pfizer Inc. for the E5(R) clinical trial, and a $2.4 million loss related to the impairment in value of a company-owned facility.

(4) Includes cash, cash equivalents, short-term investments, and interest receivable.

(5) Excludes current portion. In 1999, 1998, 1997 and 1996, includes $30.0 million, $23.5 million, $23.5 million and $13.5 million, respectively, aggregate principal amount of convertible subordinated notes due to Genentech in 2005. In 1995, includes $6.5 million aggregate principal amount of convertible debentures due 1998. As of December 31, 1996 all of the convertible debentures had been converted into 2,054,224 common shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     XOMA is a biopharmaceutical company developing products to treat infectious diseases, immunologic and inflammatory disorders and cancer. The Company's primary infectious disease drug development platform is BPI (bactericidal/permeability-increasing protein), a human host-defense protein. The first BPI-derived product, NEUPREX(R), has completed a Phase III trial in meningococcemia and has been in clinical trials in four additional indications. XOMA has concluded license and supply agreements with Baxter for NEUPREX(R) and with Allergan for BPI-derived products in combination with antibiotics for ophthalmic infections. Other BPI-derived products in preclinical development include Mycoprex(TM), a peptide-derived compound initially targeting systemic fungal infections.

     XOMA is also developing the anti-CD11a humanized monoclonal antibody product under a collaboration agreement with Genentech. The product has successfully concluded a Phase II and has started a Phase III clinical trial in psoriasis patients. Genentech is providing funding for development and clinical trials through a cost sharing arrangement and through a series of long-term convertible loans. Future joint development plans include additional indications, beginning with organ transplant rejection.

     Additional human engineered antibody-related products being developed by the Company include ING-1 which targets epithelial cell cancer indications, and Genimune(TM), which targets B and T cell cancers and autoimmune diseases

     In December 1998, the shareholders of the Company (formerly XOMA Corporation) approved a proposal to change XOMA's legal domicile from Delaware to Bermuda. The change was tax free to the shareholders, with little or no tax cost to the Company, and did not affect operations.

     In January 2000, the Company's shareholders approved an increase in authorized share capital by 65,000,000 common shares.

     The Company incurred a net loss in each of the past three years and is expected to continue to operate at a loss until regulatory approval and commencement of commercial sales of its products. The timing of product approvals is uncertain, and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

     Revenues

     Total revenues were $2.4 million in 1999, compared with $6.3 million in 1998 and $18.4 million in 1997. Revenues for 1999 included a non-refundable licensing fee and first milestone payment from Allergan, related to the use of rBPI in combination with antibiotics for the treatment of ophthalmic infections, and also proceeds from the assignment of T-cell receptor (TCR) intellectual property to IRC. Revenues for 1998 included $2.0 million in non-refundable milestone payments from Genentech for anti-CD11a development, and $4.3 million in non-refundable license fees. Revenues for 1997 consisted of $17.0 million from the assignment of anti-CD20 antibody patents and royalty rights to Pharmaceutical Partners, LLC and $1.4 million for various licensing transactions. In addition to milestones and royalties, future revenues will be impacted by services and drug material provided by the Company for the development of the NEUPREX(R) product.

     Costs and Expenses

     In 1999, research and development expenses decreased by $2.4 million (5%) compared to 1998, following a $14.0 million (47%) increase from 1997 to 1998. The decrease from 1998 to 1999 reflected the initiation of a cost sharing arrangement with Genentech in April 1999 related to the development of the anti-CD11a monoclonal antibody product. The increase from 1997 to 1998 reflected higher spending on clinical trials and preparing for regulatory applications and inspections for NEUPREX(R) and the expansion of development work and clinical trials for anti-CD11a. The Company anticipates research and development expenditures may vary considerably from year-to-year depending on development plans for NEUPREX(R) and other products.

     General and administrative expenses increased by $0.7 million (12%) from 1999 to 1998, following a decrease of $0.2 million (4%) from 1997 to 1998. The increase was due primarily to costs related to licensing activities and the Company's change in domicile to Bermuda at year-end 1998. The Company does not foresee substantial near-term changes to general and administrative expenditures.

     Other expense in 1998 included costs of $2.4 million related to an exclusive license for all of Incyte's BPI-related patents and patent applications and $2.5 million for the expenses related to the change in the Company's legal domicile from Delaware to Bermuda. A gain of $0.3 million was realized in 1997 reflecting an adjustment to the value of a previously settled class action law suit lawsuit.

     Interest income was $1.1 million lower in 1999 than 1998, reflecting both lower cash investment balances and lower prevailing interest rates. Interest and other expense in 1997, 1998 and 1999 included interest on the convertible notes due to Genentech in 2005, which compounds semi-annually and accrues interest at a rate of LIBOR plus 1% (7.13% at December 31, 1999).

     Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments decreased by $9.7 million to $18.5 million at December 31, 1999. Financing activities of $34.3 million includes $27.8 million of net proceeds from private placements in January and July of 1999 and $6.5 million net funding from Genentech under the anti-CD11a development agreement. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues FDA licensure, except to the extent the Company is able to secure additional funding.

     Net cash used in operating activities was $43.1 million in 1999, compared with $37.7 million in 1998 and $12.0 million in 1997. The increase in cash used in operating activities in 1999 compared to 1998 is due to higher spending on clinical trials and preparing for regulatory applications and inspections for NEUPREX(R). Approximately $1.5 million of the expenses accrued in 1998 for the change in domicile were actually paid in 1999. The increase in cash usage in 1998 versus 1997 was primarily due to higher spending on NEUPREX(R) and anti-CD11a, and to $17.0 million received in a single non-recurring transaction in December 1977 was due primarily to cash from the aforementioned non-recurring transaction. Net capital expenditures for 1999, 1998 and 1997 were $1.0 million, $0.9 million and $1.5 million, respectively. A second 2,750-liter fermentor train was added to XOMA's Berkeley facility in 1997 to provide additional production capacity for NEUPREX(R) and anti-CD11a. The Company intends to continue to fund capital spending from internal cash resources supplemented by capital financing where appropriate and available.

     Following a licensing and supply agreement with the Hyland Immuno division of Baxter in January 2000, involving an initial payment of $10 million, and a common share financing in February 2000, with net proceeds of $29.0 million, management believes that the Company's cash position and resulting interest income are sufficient to finance the Company's currently anticipated needs for operating expenses, working capital, equipment acquisitions and research projects, for approximately two years. The Company continues to evaluate strategic alliances, potential partnerships and financing arrangements that would further strengthen its competitive position and provide additional funding. The Company cannot predict whether or when any such alliance(s), partnership(s) or financing(s) will be consummated or whether additional funding will be available when required and on terms acceptable to the Company.

     Although operations are influenced by general economic conditions, the Company does not believe that inflation had a material impact on financial results for the periods presented. The Company believes that it is not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

     Year 2000 Exposure

     XOMA has not experienced any problems with its computer systems related to such systems being unable to recognize appropriate dates related to the Year 2000. The Company is not aware that any clients or vendors have experienced any material problems with this issue. Accordingly, XOMA does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 issues.

     Forward-Looking Statements

     Certain statements contained herein related to the sufficiency of the Company's cash position, existing and potential collaborative and licensing relationships, timing of clinical trials, the regulatory process and other aspects of clinical development, or that otherwise relate to future periods are "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove accurate. The forward-looking statements involve risks and uncertainties including, but not limited to, timing of results of pending or future clinical trials, actions by the FDA, changes in the Company's collaborative relationships, and future actions by the Patent Office, as well as more general risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, the legal standards applicable to biotechnology patents, scale-up and marketing capabilities, intellectual property protection, competition, inter-national operations, the Company's ability to be Y2K compliant, stock price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. XOMA does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 1999, all cash equivalents and short-term investments are classified as fixed rate.

     XOMA also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and therefore variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents, short-term investments and long-term convertible note at December 31, 1999:

                                                                      Fair Value             Average
                                                    Maturity        (in $ millions)       Interest Rate
                                                ----------------- -------------------- ---------------------

Cash equivalents, fixed rate                         daily               $16.2                 5.2%

     Other Market Risk. At December 31, 1999 the Company had a long-term convertible note outstanding, which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%. (See Footnote 4 to the Consolidated Financial Statements).

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

     From fiscal 1983 through fiscal 1997, Arthur Andersen, LLP ("Arthur Andersen") acted as the Company's independent accountants. Arthur Andersen was dismissed on March 19, 1998. The decision to change accountants was approved by the audit committee of the Board of Directors. The report of Arthur Andersen on the financial statements of the Company for the fiscal year ended December 31, 1997 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal year and all subsequent interim periods preceding such dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of disagreements in connection with its report; nor has Arthur Andersen ever presented a written report, or otherwise communicated in writing to the Company or Board of Directors or the audit committee thereof the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-K.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The section labeled "Proposal 1 -- Election of Directors" appearing in the Company's proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference. Information concerning the Company's executive officers is set forth in Part I of this Report on Form 10-K.

Item 11. Executive Compensation

     The section labeled "Compensation of Executive Officers" appearing in the Company's proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The section labeled "Share Ownership" appearing in the Company's proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The section labeled "Certain Transactions" appearing in the Company's proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.

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

          (3)  Exhibits:

               See "Index to Exhibits".

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23 day of March, 2000.

                             XOMA Ltd.


                             By /s/ John L. Castello
                                -----------------------------------------
                                John L.  Castello,
                                Chairman of the Board, President
                                  and Chief Executive Officer


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

Signature                                     Title                                        Date
---------                                     -----                                        ----

/s/ John L.  Castello                         Chairman of the Board, President             March 23, 2000
                                              and Chief Executive Officer
----------------------------------------
(John L.  Castello)

/s/ Patrick J.  Scannon                       Chief Scientific and Medical                 March 23, 2000
----------------------------------------
(Patrick J.  Scannon)                         and Director

/s/ Peter B.  Davis                           Vice President, Finance and                  March 23, 2000
----------------------------------------
(Peter B.  Davis)                             Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

/s/ James G.  Andress                         Director                                     March 23, 2000
----------------------------------------
(James G.  Andress)

/s/ William K.  Bowes, Jr.                    Director                                     March 23, 2000
----------------------------------------
(William K.  Bowes, Jr.)

/s/ Arthur Kornberg                           Director                                     March 23, 2000
----------------------------------------
(Arthur Kornberg)

/s/ Steven C.  Mendell                        Director                                     March 23, 2000
----------------------------------------
(Steven C.  Mendell)

/s/ W.  Denman Van Ness                       Director                                     March 23, 2000
----------------------------------------
(W.  Denman Van Ness)

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Ernst & Young LLP, Independent Auditors...........................
Report of Arthur Andersen LLP, Independent Public Accountants...............
Consolidated Balance Sheets.................................................
Consolidated Statements of Operations.......................................
Consolidated Statement of Changes in Redeemable Convertible Preference
  Shares and Shareholders' Equity (Net Capital Deficiency)..................
Consolidated Statements of Cash Flows.......................................
Notes to Consolidated Financial Statements..................................

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of XOMA Ltd.

     We have audited the accompanying consolidated balance sheets of XOMA Ltd. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity (net capital deficiency) and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Ltd. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Palo Alto, California                                         ERNST & YOUNG LLP
February 18, 2000

          REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS


To XOMA Corporation (subsequently reincorporated as XOMA Ltd.):

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of XOMA Corporation (a Delaware corporation, subsequently reincorporated as XOMA Ltd., a Bermuda corporation) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of XOMA Corporation, subsequently reincorporated as XOMA Ltd., for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

San Francisco, California                            ARTHUR ANDERSEN LLP
February 3, 1998

                                    XOMA Ltd.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                          December 31
                                                                                   1999                 1998
                                                                                   ----                 ----
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  18,539            $  11,857
  Short-term investments                                                                 --               16,430
  Related party receivables                                                             219                  246
  Other receivables                                                                     658                  144
  Prepaid expenses and other                                                            679                  159
                                                                                  ---------            ---------
    Total current assets                                                             20,095               28,836


Property and equipment, net                                                           3,651                3,895
  Assets held for sale                                                                4,442                4,442
  Deposits and other                                                                    124                  131
                                                                                  ---------            ---------
                                                                                  $  28,312            $  37,304
                                                                                  =========            =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable                                                                $   3,915            $   3,515
  Accrued liabilities                                                                 6,519                6,740
  Capital lease obligations                                                              --                  286
                                                                                  ---------            ---------
    Total current liabilities                                                        10,434               10,541
  Convertible subordinated notes                                                     34,724               26,513
                                                                                  ---------            ---------
Total liabilities                                                                    45,158               37,054
                                                                                  ---------            ---------
Redeemable convertible preference shares, $0.05 par value,
  644 shares issued and outstanding (liquidation preference $6,440) at
  December 31, 1998; at amount paid in                                                   --                6,440
                                                                                  ---------            ---------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY):
Preference shares, $.05 par value, 1,000,000 shares authorized, no shares
  issued and outstanding                                                                 --                   --
                                                                                  ---------            ---------

Common shares, $.0005 par value, 135,000,000 shares authorized, 58,324,058 and
  47,029,620 outstanding at December 31, 1999 and 1998, respectively
                                                                                         29                   24
Paid-in capital                                                                     433,302              398,129
Accumulated deficit                                                                (450,177)            (404,343)
                                                                                  ---------            ---------
    Total shareholders' equity (net capital deficiency)                             (16,846)              (6,190)
                                                                                  ---------            ---------
                                                                                  $  28,312            $  37,304
                                                                                  =========            =========
The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA Ltd.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                              Year ended December 31
                                                              --------------------------------------------------------
                                                                    1999               1998               1997
                                                                    ----               ----               ----
REVENUES:
   License fees                                                     $2,281              $4,318            $18,077
   Collaborative research agreements                                    --               2,000                250
   Product sales and royalties                                          80                  27                 56
                                                              ------------          ----------            -------
        Total revenues                                               2,361               6,345             18,383
                                                              ------------          ----------            -------
OPERATING COSTS AND EXPENSES:
  Research and development                                          41,454              43,839             29,878
  General and administrative                                         6,080               5,430              5,674
  Other :
     License fee                                                        --               2,415                 --
     Change in domicile                                                 --               2,500                 --
        Total operating costs and expenses                          47,534              54,184             35,552
                                                              ------------          ----------            -------
        Loss from operations                                       (45,173)            (47,839)           (17,169)

OTHER INCOME (EXPENSE):
  Investment and other income                                        1,159               2,269              2,120
  Interest and other expense                                        (1,765)             (1,633)              (716)
                                                              ------------          ----------            -------
        Net loss                                                   (45,779)            (47,203)           (15,765)
        Preference share dividends                                     (55)             (2,614)            (1,566)
                                                              ------------          ----------            -------
         Net loss available to common shareholders                $(45,834)           $(49,817)          $(17,331)
                                                              ============          ==========            =======
NET LOSS PER COMMON SHARE                                           $(0.87)             $(1.16)            $(0.44)
                                                              ============          ==========            =======
SHARES USED IN COMPUTING NET LOSS PER COMMON SHARE                  52,705              42,895             39,679
                                                              ============          ==========            =======

The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA Ltd.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                                 (In thousands)


                                                                   Shareholder's Equity (Net Capital Deficiency)

                                                                Preference Shares                   Common Shares
                                                             Shares         Amount $            Shares             Amount
BALANCE, DECEMBER 31, 1996                                         --             --         39,609                   $ 20
Exercise of share options, contributions to 401(k) and
     incentive plans                                               --             --            110                     --

Sale of preference shares                                           1             --             --                     --
Conversion of preference shares                                    --             --            169                     --
Issuance of warrants                                               --             --             --                     --
Unrealized loss on investments                                     --             --             --                     --
Dividends on preference shares                                     --             --              3                     --
Net loss                                                           --             --             --                     --
                                                              -------       --------       --------               --------
BALANCE, DECEMBER 31, 1997                                          1             --         39,891                     20
Exercise of share options, contributions to 401(k) and
     incentive plans                                               --             --            111                     --
Issuance of common shares for technology license                   --             --            158                     --
Issuance of common shares for legal settlement                     --             --            344                      1
Issuance of Series C redeemable convertible preference
     shares, net of issuance costs                              1,250         11,093             --                     --
Conversion of Series C redeemable convertible
     preference shares                                           (606)        (4,653)         2,678                      1
Issuance of warrants                                               --             --             --                     --
Conversion of preference shares                                    (1)            --          3,643                      2
Unrealized gain (loss) on investments                              --             --              -                     --
Dividends on preference shares                                     --             --            204                     --
Net loss                                                           --             --             --                     --
                                                              -------       --------       --------               -------
BALANCE, DECEMBER 31, 1998                                        644          6,440         47,029                      4
Exercise of share options, contributions to 401(k) and
     incentive plans                                               --             --            195                     --
Sale of common shares                                              --             --          8,613                      4
Conversion of Series C redeemable convertible
     preference shares                                           (644)        (6,440)         2,394                      1


Unrealized gain (loss) on investments                              --             --             --                     --
Dividends on preference shares                                     --             --             93                     --
Net loss                                                           --             --             --                     --
                                                              -------       --------       --------               --------
BALANCE, DECEMBER 31, 1999                                         --          $  --         58,324                   $ 29
                                                             =========     =========       ========               ========





                                                                       Shareholder's Equity (Net Capital Deficiency)
                                                                                                       Total Shareholder's
                                                                    Paid-In          Accumulated       Equity (Net Capital
                                                                    Capital            Deficit             Deficiency)
                                                               -------------        ------------    ----------------------
BALANCE, DECEMBER 31, 1996                                        $ 371,923             $(337,195)            $ 34,748
Exercise of share options, contributions to 401(k) and
     incentive plans                                                    462                    --                  462

Sale of preference shares                                            10,936                    --               10,936
Conversion of preference shares                                          --                    --                   --
Issuance of warrants                                                  1,125                    --                1,125
Unrealized loss on investments                                          (42)                   --                  (42)
Dividends on preference shares                                        1,342                (1,566)                (224)
Net loss                                                                 --               (15,765)             (15,765)
                                                                    -------              --------             --------
BALANCE, DECEMBER 31, 1997                                          385,746              (354,526)              31,240
Exercise of share options, contributions to 401(k) and
     incentive plans                                                    501                    --                  501
Issuance of common shares for technology license                        750                    --                  750
Issuance of common shares for legal settlement                        1,896                    --                1,897
Issuance of Series C redeemable convertible preference
     shares, net of issuance costs                                       --                    --                   --
Conversion of Series C redeemable convertible
     preference shares                                                4,652                    --                4,653
Issuance of warrants                                                  1,915                    --                1,915
Conversion of preference shares                                          (2)                   --                   --
Unrealized gain (loss) on investments                                     2                    --                    2
Dividends on preference shares                                        2,669                (2,614)                  55
Net loss                                                                 --               (47,203)             (47,203)
                                                                    -------              --------             --------
BALANCE, DECEMBER 31, 1998                                          398,129              (404,343)              (6,190)
Exercise of share options, contributions to 401(k) and
     incentive plans                                                    661                    --                  661
Sale of common shares                                                27,827                    --               27,831
Conversion of Series C redeemable convertible
     preference shares                                                6,439                    --                6,440

Unrealized gain (loss) on investments                                    (1)                   --                   (1)
Dividends on preference shares                                          247                   (55)                 192
Net loss                                                                 --               (45,779)             (45,779)
                                                                    -------              --------             --------
BALANCE, DECEMBER 31, 1999                                        $ 433,302             $(450,177)            $(16,846)
                                                                  =========             =========             ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA Ltd.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Year ended December 31,
                                                                  ----------------------------------------------
                                                                     1999             1998             1997
                                                                     ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $(45,779)        $(47,203)       $(15,765)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                  1,233            1,645           2,032
         Common shares contributed to 401(k) and
         management incentive plans                                       391              403             319
         Issuance of common shares for legal settlement                    --            1,897              --
         Issuance of common shares and warrants for
           technology license                                              --            1,415              --
         Receipt of stock in exchange for technology license             (500)              --              --
         Loss (gain) on retirement of property and equipment                2              (48)             21
     Changes in assets and liabilities:
     Related party and other receivables                                 (487)             (39)            450
     Prepaid expenses                                                     (20)             (17)             77
     Deposits and other assets                                              7               --               2
     Accounts payable                                                     400            1,871            (134)
     Accrued liabilities                                                  (29)             633              44
     Accrued interest on convertible subordinated note                  1,711            1,740             968
                                                                     --------        ---------       ---------
         Net cash used in operating activities                        (43,071)         (37,703)        (11,986)
                                                                     --------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of short-term investments                      59,738           43,009         105,195
     Payments for purchases of short-term investments                 (43,309)         (41,518)        (77,389)
     Purchase of property and equipment, net of proceeds                                  (928)         (1,519)
                                                                         (991)
                                                                     --------        ---------       ---------
         Net cash provided by investing activities                     15,438              563          26,287
                                                                     --------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments under capital lease obligations                 (286)            (421)           (485)
      Proceeds from issuance of convertible note                       11,000               --           9,992
      Payments on convertible note                                     (4,500)              --              --
      Proceeds from issuance of common or redeemable
        convertible preference shares and warrants                     28,101           12,193          12,204
                                                                     --------        ---------       ---------
         Net cash provided by financing activities                     34,315           11,772          21,711
                                                                     --------        ---------       ---------
         Net increase (decrease) in cash and cash                       6,682          (25,368)         36,012
           equivalents
      Cash and cash equivalents at beginning of year                   11,857           37,225           1,213
                                                                     --------        ---------       ---------
      Cash and cash equivalents at end of year                       $ 18,539         $ 11,857        $ 37,225
                                                                     ========        =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA Ltd.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     XOMA Ltd. ("XOMA" or the "Company"), a Bermuda company, formerly XOMA Corporation a Delaware company, is a biopharmaceutical company developing products to treat infectious diseases, immunologic and inflammatory disorders and cancer. The Company's products are presently in various stages of development and all are subject to regulatory approval before the Company can commercially introduce any products. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

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

     The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31:

Amount (in thousands):                                      1999                  1998                 1997
--------------------                                        ----                  ----                 ----

Options for common shares                                   4,231                 4,006                 3,720

Warrants for common shares                                  1,884                 1,464                   595

Common shares issuable to satisfy legal
     settlement obligations                                    --                    --                   344

Shares of convertible preferred stock                          --                     1                     1

Convertible notes, debentures, and related
     interest                                             $34,724               $26,513               $24,773

Convertible preference shares                                  --                   644                    --

     Subsequent to December 31, 1999 the Company issued 6,145,000 common shares and warrants to purchase 250,000 common shares, in connection with a private placement financing (see Note 10).

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

Supplemental Cash Flow Information

     Cash paid for interest was $0.0 million, $0.1 million, and $0.1 million during the years ended December 31, 1999, 1998 and 1997, respectively. In addition, dividends paid in common shares was $0.2 million, $0.6 million and $0.0 million during the years ended December 31, 1999, 1998 and 1997, respectively.

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

     The fair value of capital lease obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their respective fair values.

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

     Property and equipment consist of the following (in thousands):

                                                           December 31
                                                      1999            1998
                                                      ----            ----

Equipment                                            $ 16,854       $ 15,966
Leasehold and building improvements                    15,095         14,902
Construction-in-progress                                   99            257
                                                     --------        -------
                                                       32,048         31,125
Less accumulated depreciation and amortization        (28,397)       (27,230)
                                                      -------       --------
Property and equipment, net                            $3,651        $ 3,895
                                                       =======       =======
Assets held for sale                                  $ 4,442        $ 4,442
                                                      =======        =======

     At December 31, 1999 and 1998, property and equipment includes equipment acquired under capital lease obligations which had cost and accumulated depreciation of approximately $1.8 million.

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

     At that time, the estimated realizable value was determined based on the sales price that management had estimated it could receive from a potential buyer of the facility. The Company does not currently believe that the carrying amount is in excess of net realizable value, as it continues to reflect the estimated price that could be received from a buyer. While the facility has not been sold, it continues to be available for sale and there is no indication the current carrying value is in excess of the net realizable value. If the Company sells the facility, the amount the Company will ultimately realize could differ materially from the carrying amount.

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

Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                 December 31
                                            1999            1998
                                            ----            ----

Accrued payroll costs                       $ 2,928        $ 2,217
Accrued dividends                                --            754
Costs related to change in domicile              --          1,457
Accrued clinical trial costs                  2,957          1,746
Other                                           634            566
                                                ---         ------
                                            $ 6,519        $ 6,740
                                            =======        =======
Revenue Recognition

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

Reclassifications

     Certain reclassifications have been made to conform the prior years to the 1999 presentation.

Comprehensive Income

     In 1998, the Company began to report its results of operations and financial position based upon the Statement of Financial Accounting Standards
(SFAS) No. 130 "Reporting Comprehensive Income". SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. During the years ended December 31, 1999, 1998 and 1997 these unrealized gains and losses were not material and total comprehensive loss closely equaled net loss in each period.

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently in the process of evaluating SAB 101 and what effect it may have on the financial statements. Accordingly, the Company has not determined whether SAB 101 will have a material impact on the financial position or results of operations.

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

     In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. The adoption of the provisions of SOP 98-1 for the year ended December 31, 1999 did not have a significant impact on the Company's results of operations or financial condition.

2.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     On December 31, 1999 and 1998, cash and cash equivalents consisted of money market mutual funds.

     The Company follows a policy of investing mostly in marketable debt securities and holding them to maturity; however, since the Company has from time to time sold certain securities to meet cash requirements or improve investment diversification, the Company's short-term investments have been categorized as available-for-sale.

     The aggregate fair values, amortized cost, gross unrealized holding gain, and gross unrealized holding loss of the major types of debt securities in short-term investments at December 31, (in millions):

                                                  1999                                        1998
                                                  ----                                        ----
                                       Fair            Amortized                 Fair              Amortized
                                      Value               Cost                  Value                 Cost
                                      -----               ----                  -----                 ----
                                        e                                         e
                                        -                                         -
  U.S.  Treasury Securities              --                --                    $ 15.5             $ 15.5
  Corporate Bonds and Other              --                --                       0.9                0.9


     The contractual maturities of the Company's investments in debt securities as of December 31, (in millions):

                                                  1999                1998
                                                  ----                ----

Less than 1 year                                    --                 $ 11.9
From 1 to 2 years                                   --                    2.0
More than 2 years                                   --                    2.5

     During the years ended December 31, 1999 and 1998, available-for-sale securities incurred no significant gross realized gains or losses or net change in unrealized gain or loss or had any significant gross unrealized holding gain or loss at the end of the periods. Gains and losses are determined on a specific identification basis.

3.   RESEARCH AND DEVELOPMENT AGREEMENTS

     In July 1998, XOMA signed an exclusive license with Incyte Pharmaceuticals, Inc. ("Incyte") for all of Incyte's patents and patent applications relating to bactericidal/permeability-increasing protein ("BPI"), a human host defense protein from which XOMA is developing a pipeline of pharmaceutical products. The license provides that XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million. In July 1998, XOMA made a non-refundable $1.5 million advance royalty payment consisting of $750,000 in cash and 158,103 XOMA common shares. Incyte also received warrants (the "Incyte Warrants") to purchase 250,000 XOMA common shares at $6.00 per share. The value of the warrants and the advance royalty payment have been included in a $2.4 million charge recorded in the second quarter of 1998. The entire value of the warrants has been recorded as a non-recurring charge in the Company's statement of operations in 1998 since the technology rights received relate to very early stage research which has no assurance of commercial viability and no alternative future use.

     In April 1996, the Company entered into a collaborative agreement with Genentech, Inc. ("Genentech") to jointly develop anti-CD11a, for treatment of psoriasis and for organ transplant rejection. In connection with the agreement, Genentech purchased 1.5 million common shares for approximately $9.0 million and has agreed to fund the Company's development costs for anti-CD11a until the completion of Phase II clinical trials through a series of convertible subordinated notes. During 1996, Genentech made loans totaling $13.5 million ($5.0 and $8.5 million, respectively, for funding 1996 and 1997 clinical trials and development costs) to XOMA under this arrangement. An additional loan of $10.0 million was made in December 1997 to fund 1998 costs. Under the terms of the agreement, the Company will scale up and develop anti-CD11a and bring it through Phase II clinical trials. In December 1998, Genentech made a $2.0 million milestone payment to XOMA for successful completion of a Phase II study. In April 1999, the Companies extended and expanded the agreement. XOMA will now receive a 25% interest in U.S. profits from anti-CD11a in all indications, and a royalty on sales outside the U.S. Genentech will continue to finance XOMA's share of development costs via a long-term convertible loan, which is due at the earlier of 2005, or first product approval. In 1999, the Company received $6.5 million net funding from Genentech under the anti-CD11a development agreement.

     In May 1996, the Company announced the granting of an exclusive license to Genentech, including a sublicense to IDEC Pharmaceuticals Corporation, to intellectual property covering the therapeutic use of chimeric antibodies directed to the CD20 antigen on the surface of human B-cells. The Company received an initial cash payment of $3.0 million and the right to receive royalties on the sale of products employing the anti-CD20 technology that are sold in the United States and in other countries where the Company held relevant patents. In December 1997, the Company assigned the related patents and royalty rights to Pharmaceutical Partners, LLC for $17.0 million and recognized this amount as license fee revenue.

     In June 1994, the Company assigned its exclusive worldwide rights in T cell receptor ("TCR") peptide technology to Connetics. The Company received a promissory note in the amount of $1.4 million and warrants to purchase 450,000 shares of Connetics stock, and was entitled to receive milestone payments and royalties on product sales. In 1995, the Company received an additional note in the amount of $0.8 million pursuant to the terms of the original assignment. The notes were paid in full in February 1996 and the warrants cancelled. In December 1999, Connetics and XOMA agreed to assign their TCR intellectual property to The Immune Response Corporation (IRC) in exchange for cash, stock and future royalties. IRC owns additional TCR-related intellectual property and intends to carry forward development of pharmaceutical products using the technology.

     XOMA has granted licenses to a number of biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products. Licensees include: Affymax Research Institute, Biosite Diagnostics Incorporated, Cantab Pharmaceuticals Research Ltd, Eli Lilly and Company, Enzon, Inc., Genentech, Inc., the Hoechst Group, ICOS Corporation, Invitrogen Corporation, Pasteur Merieux Serums & Vaccins, The Pharmacia & Upjohn Group and ZymoGenetics, a subsidiary of Novo Nordisk.

4.   SHARE CAPITAL

Common Shares

     In July 1999, the Company issued 3,024,086 common shares to for net proceeds of $16.4 million. The Company also issued five-year warrants to purchase up to 150,000 common shares for $5.75 per share to the placement agents in this transaction.

     In January 1999, the Company issued 2,051,254 common shares for net proceeds of $11.4 million. The price represented approximately a 60% premium over the then current market price for XOMA shares. The common shares were held in an escrow account until sold by the investors. In the third quarter of 1999, based on the then current market price of XOMA's shares, the Company contributed 768,751 additional common shares to the escrow account. The number of shares remaining in the escrow account were subject to further adjustment based on an 11% discount from the prevailing market price at such time. In the fourth quarter of 1999, the Company contributed 2,768,865 additional common shares to the escrow account. All common shares have subsequently been withdrawn from the escrow account and there will be no further adjustments.

     In July 1998, the Company issued 158,103 common shares valued at $0.8 million to Incyte in partial payment of license fees.

     In January 1998, the Company issued 344,168 common shares in connection with the settlement of shareholder litigation valued at $1.9 million.

Preference Shares and Preferred Stock

In connection with the change in the Company's domicile to Bermuda from Delaware, certain of the former series of preferred stock were re-designated as new series of preference shares. Others of the former series of preferred stock have already been fully converted into common shares and have not been redesignated. The following table summarizes the share amounts as of December 31, 1999:

Former Preferred Stock           Current Preference Share
Designation                      Designation                at December 31, 1999
---------------------------      -----------                --------------------

Series A                         Series A                   None issued to date
Series B                        --                          None remaining
Series C                        --                          None remaining
Series D                        --                          None remaining
Series E                         Series B                   None issued to date
Series F                        --                          None remaining
Series G                        --                          None remaining
Series H                         Series C                   None remaining
Preference Shares (current designation)

Series A. Formerly Series A Preferred Stock. The Company has authorized 650,000 Series A Cumulative Preference Shares of which none were outstanding at December 31, 1999, 1998 and 1997. (See "Shareholder Rights Plan" below.)

Series B. Formerly Series E Preferred Stock. (See "Convertible Subordinated Notes and Debentures" below).

Series C. Formerly Series H Preferred Stock. In June 1998, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof, issuing 1,250 shares of convertible preferred stock (now designated the "Series C Preference Shares") for proceeds of approximately $12.1 million net of cash issuance costs. Conversions of Series C Preference Shares were based on the price of common shares at the time of conversion. There was no initial discount on the conversion price, but a discount of 2% was added for each month the Series C Preference Shares were held, up to a maximum discount of 12%. A deemed dividend of $1.5 million was recorded in Paid-in capital in fiscal 1998 that represented the value of this conversion feature. No conversions were permitted below a price of $5.35 for the first 60 days. There were certain restrictions on the volume of sales of underlying common shares by the investors. The investors also received three-year warrants to purchase up to a total of 550,000 common shares at a price of $7.00 per share and additional warrants to purchase 69,000 common shares at the $7.00 price were issued to the placement agents (collectively, "1998 Warrants"). As of December 31, 1998, of the Series C Preference Shares, plus accrued dividends, had been converted into common shares. As of December 31, 1998, $6,060,000 of the Series C Preference Shares, plus accrued dividends, had been converted into 2,677,757 common shares. In 1999, the remaining $6,440,000 of Series C Preference Shares were converted into 2,393,508 common shares.

Preferred Stock (not redesignated as Preference Shares)

Series G. In August 1997, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof, issuing 1,250 shares in the form of 5% Convertible Preferred Stock, Series G ("Series G Preferred") for proceeds of approximately $12.1 million net of cash issuance costs. Conversions of Series G Preferred were based on the price of common shares at the time of conversion. There was no initial discount on the conversion price, but a discount of 2% was added for each month the Series G Preferred was held, up to a maximum discount of 14%. A deemed dividend of $1.9 million has been recorded in Paid-in-capital in 1997 and 1998 that represented the value of this conversion feature. No conversions were permitted below a price of $7.80 for the first 60 days. The maximum conversion price for the first six months was $9.10. There were certain restrictions on the volume of sales of underlying common shares by the investors. The investors also received three-year warrants to purchase up to a total of 432,000 common shares at a price of $10.00 per share and additional warrants to purchase 54,000 common shares at the $10.00 price were issued to the placement agents (collectively, "1997 Warrants"). As of December 31, 1998, all of the Series G Preferred, plus accrued dividends, had been converted into 4,019,581 common shares.

Convertible Subordinated Notes and Debentures

         Under the arrangement with Genentech (see Note 3) the Company receives funding for development of anti-CD11a in the form of convertible subordinated notes due 2005 at interest rates of LIBOR plus 1% (7.13% at December 31, 1999) compounded and reset at the end of June and December each year. Interest is payable at maturity. The Company has received $10.0 million, $8.5 million and $5.0 million of these loans in December 1997, in April 1996 and December 1996, respectively. In April 1999, the arrangement was amended to reflect a profit sharing arrangement. As a result, the loan balance will be increased by cash advances from Genentech to XOMA, by interest accruing in the loan balance and by XOMA's share of the combined development spending. The loan balance will be reduced by XOMA's spending on anti-CD11a development. In 1999, the Company received $6.5 million net funding from Genentech under the anti-CD11a development agreement. The notes are convertible into one Series B Preference Share at the market price of common shares at the time of conversion (7,500 shares are so designated) for each $10,000 in notes. The Series B Preference Shares are convertible into common shares. The cumulative amount of interest accrued was $4.7 million, $3.0 million and $1.2 million as of December 31, 1999, 1998 and 1997, respectively.

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

     The amounts charged to expense under the Incentive Plan were $0.8 million, $0.9 million and $0.8 million for the plan years 1999, 1998 and 1997 respectively.

Employee Share Purchase Plan

     In 1998, the shareholders approved the 1998 Employee Share Purchase Plan (the "Share Purchase Plan") which provides employees of the Company the opportunity to purchase common shares through payroll deductions. The Company has reserved 500,000 common shares for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 20% of the employee's compensation. The purchase price per common share will be either (i) an amount equal to 85% of the fair market value of a common share on the first day of a 24-month offering period or on the last day of such offering period, whichever is lower, or (ii) such higher price as may be set by the Compensation Committee of the Board at the beginning of such offering period. As of December 31, 1999, payroll deductions under the Share Purchase Plan totaled $214,000.

Shareholder Rights Plan

     In October 1993, the Company's Board of Directors unanimously adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, Preference Share Purchase Rights ("Rights") were distributed as a dividend at the rate of one Right for each common share held of record as of the close of business on November 12, 1993. Each Right entitles the registered holder of common shares to buy a fraction of a share of the new series of Preference Shares (the "Series A Preference Shares") at an exercise price of $30.00, subject to adjustment. The Rights will be exercisable, and will detach from the common share, only if a person or group acquires 20 percent or more of the common shares, announces a tender or exchange offer that if consummated will result in a person or group beneficially owning 20 percent or more of the common shares, or if the Board of Directors declares a person or group owning 10 percent or more of the outstanding common shares to be an Adverse Person (as defined in the Rights
Plan). Once exercisable, each Right will entitle the holder (other than the acquiring person) to purchase units of Series A Preference Share (or, in certain circumstances, common shares of the acquiring person) with a value of twice the Rights exercise price. The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until the close of business on the tenth day after the Rights become exercisable. The Rights will expire at the close of business on December 31, 2002.

5.   SHARE OPTIONS AND WARRANTS

     At December 31, 1999, the Company had three share-based compensation plans, which are described below. The aggregate number of common shares that may be issued under these plans is 6,950,000 shares.

Share Option Plan

     Under the Company's amended 1981 Share Option Plan (the "Option Plan"), qualified and non-qualified options of the Company's common shares may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the shares at the date of grant. Options granted under the Option Plan may be exercised when vested and expire five years and two months to ten years from the date of grant or three months from the date of termination of employment. Options granted generally vest over five years. The Option Plan will terminate on November 15, 2001. As of December 31, 1999, options covering 3,544,132 common shares were outstanding under the Option Plan.

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

     The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,250,000 shares are authorized for issuance under the Restricted Plan. As of December 31, 1999, options covering 561,752 common shares of were outstanding under the Restricted Plan.

     The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price as determined by the Board of Directors and the fair market value of the shares at the date of sale or grant over the period benefited.

Directors Share Option Plan

     In 1992, the shareholders approved a Directors Share Option Plan (the "Directors Plan") which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 300,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 1999, options for 125,000 common shares were outstanding under the Directors Plan.

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

                                                       1999                   1998                    1997
                                                       ----                   ----                    ----

Net loss                   As reported                 $(45,779)             $(47,203)               $(15,765)
                           Pro forma                   $(47,342)             $(49,016)               $(17,639)
Net loss per share         As reported                 $  (0.87)             $  (1.16)               $  (0.44)
                           Pro forma                   $  (0.90)             $  (1.20)               $  (0.48)


     The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

                                                   1999                      1998                     1997
                                                   ----                      ----                     ----

Dividend yield                                      0%                        0%                        0%
Expected volatility                                84%                       71%                       71%
Risk-free interest rate                             5.3%                      5.7%                      6.3%
Expected life                                       4.7 years                 7 years                   7 years

     A summary of the status of the Company's share option plans as of December 31, 1999, 1998, and 1997, and changes during years ending on those dates is presented below:

                                            1999                      1998                      1997
                                            ----                      ----                      ----
OPTIONS:                              Shares      Price*       Shares       Price*       Shares**     Price*
--------                              ------      ------       ------       ------       --------     ------

Outstanding at beginning of year    4,005,771       $4.78    3,719,865       $ 4.91     3,196,150      $ 4.50
Granted
         (1)                          663,500        3.97        7,750         3.91         1,750        5.36
         (2)                           20,500        6.16      551,450         4.84       671,000        6.68
         (3)                               --                       --                         --
                                                     --                         --                         --
Exercised                             (76,652)       3.59      (36,845)        2.65       (52,422)       2.72
Forfeited, expired or canceled       (382,235)       5.96     (236,449)        6.81       (96,613)       4.33
                                    ---------                ---------                  ---------
Outstanding at end of year          4,230,884        4.58    4,005,771         4.78     3,719,865        4.92
                                    =========                =========                  =========
Exercisable at end of year          3,054,029                2,857,263                  2,317,321
                                    =========                =========                  =========
Weighted average fair value of
  options granted
         (1)                                         3.77                      3.03                      3.89
         (2)                                         2.65                      3.09                      4.78
         (3)                                            --                         --
                                                                                                         --

*    Weighted-average exercise price
**   Includes cancellation and granting of 1,820,385 new options
(1)  Option price less than market price on date of grant
(2)  Option price equal to market price on date of grant
(3)  Option price greater than market price on date of grant


     The Company adjusts for forfeitures as they occur.

     The following table summarizes information about share options outstanding at December 31, 1999:

                            Options Outstanding                                      Options Exercisable
          Range of                 Number                                          Number
      Exercise Prices            Outstanding       Life *       Price **        Exercisable         Price **
      ---------------            -----------       -----        ------          -----------         ------
      $ 1.70 - 2.56                1,778,064        5.04        $ 2.53           1,760,921          $  2.53
        2.60 - 5.00                1,422,912        8.06          4.23             570,127             4.44
        5.13 - 7.88                  889,908        5.62          6.97             582,981             7.07
       16.36 - 26.50                 140,000         .70         18.95             140,000            18.95
       -------------             -----------         ---         -----            --------  -         -----
      $ 1.70 - 26.50               4,230,884        6.03        $ 4.58           3,054,029           $ 4.51
      ================             =========        ====        ======           =========           ======

*      Weighted-average remaining contractual life

**     Weighted-average exercise price

Warrants

     In July 1999, warrants to purchase up to 150,000 common shares at $5.75 per share and expiring in July 2004 were issued to the placement agents in conjunction with a private placement of common shares.

     In January 1999, warrants to purchase up to 240,000 common shares at $5.85 per share were issued to investors in a private placement of common shares. Additional warrants to purchase up to 64,000 common shares at $5.85 were issued to the placement agent and separately warrants for 75,000 common shares at $5.85 were issued to an advisor. All of these warrants expire in January 2004.

     In July 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte in partial payment of license fees. These warrants expire in July 2008.

     Warrants to purchase 550,000 common shares at $7.00 per share were issued in conjunction with the issuance of the Series H Preferred in June 1998. These warrants were valued at $1.0 million in paid-in capital. Additional warrants to purchase 68,681 common shares at $7.00 per share were issued to placement agents. All of these warrants expire in June 2001

     Warrants to purchase 486,000 common shares were issued in conjunction with the issuance of the Series G Preferred in August 1997, all of which expire in August 2000, at an exercise price of $10.00 per share. These warrants were valued at $1.1 million and were included in paid-in capital.

     All of the above warrants were exercisable upon issuance.

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

Leases

     As of December 31, 1999, the Company leased administrative, research facilities, certain laboratory and office equipment under operating leases expiring on various dates through 2009.

     Future minimum lease commitments are as follows (in thousands):

                                                Operating Leases
                                                ----------------
2000                                               $ 3,048
2001                                                 2,849
2002                                                 2,498
2003                                                 2,484
2004                                                 2,483
Thereafter                                           7,187
                                                   -------
Net minimum lease payments                        $ 20,549
                                                  ========

     Total rental expense was approximately $2.7 million, $2.3 million, and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

7.   INCOME TAXES

     The significant components of net deferred tax assets and liabilities as of December 31, are as follows (in millions):

                                          1999                 1998
                                          ----                 ----
Capitalized R&D expense                   $  27.1             $  23.9
Net operating loss carryforwards             73.6                73.0
R&D and other credit carryforwards           18.4                16.2
Other                                         4.5                 9.3

Valuation allowance                        (123.6)             (122.4)
                                          -------             -------
Total deferred tax asset                $      --            $     --
                                        ==========           ========

     The net change in the valuation allowance was a $1.2 million increase and a $25.7 million decrease for the years ended December 31, 1999 and 1998, respectively. The 1998 decrease was due to the elimination of capitalized R&D which is not expected to be useable for federal income tax purposes after the change in the Company's domicile from Delaware to Bermuda.

     XOMA's accumulated federal and state tax net operating loss carryforwards ("NOLs") and credit carryforwards as of December 31, 1999 are as follows:

                            Amounts                     Expiration
                        (in millions)                     Dates
                        -------------                     -----
Federal
     NOLs                  $ 209.0                       2000-2019
     Credits                  12.3                       2000-2019
State
     NOLs                     13.6                       2000-2004
     Credits                   4.9                       2003-2014


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

9.   DEFERRED SAVINGS PLAN

     Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 14% of their total salary, up to a maximum for

1999 of $10,000. The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company's common shares in amounts which match up to 50% of the salary deferred by the participants. The expense of these contributions was $271,000, $329,000 and $233,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

10.  SUBSEQUENT EVENTS

     On January 31, 2000, the Company held a special meeting of shareholders at which a proposal to approve the increase of the Company's authorized share capital by 65,000,000 Common Shares was approved, having received 50,225,390 votes for the proposed increase in authorized shares, 3,374,183 votes against, and 239,053 abstentions.

     In January 2000, XOMA concluded NEUPREX(R) licensing and supply agreements with the Hyland Immuno division of Baxter Healthcare Corporation. The agreement provided for upfront and other payments of up to $35 million for meningococcemia. In addition, Baxter has committed to testing the product in multiple additional indications. Baxter will pay all future development costs, and XOMA may receive additional payments related to additional indications. XOMA will receive a royalty from future NEUPREX(R) sales, and will supply initial product needs from its Berkeley manufacturing facility.

     In February 2000, the Company issued 6,145,000 common shares for net proceeds of $29.0 million. The Company also issued five-year warrants to purchase up to 250,000 common shares for $5.00 per share to each of the two placement agents in this transaction. These warrants were exercisable upon issuance and expire in February 2005.

                                INDEX TO EXHIBITS


Exhibit
Number

3.1       Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4).(1)

3.2       Bye-Laws of XOMA Ltd. (Exhibit 3.5).(1)

4.1 Amended and Restated Shareholder Rights Agreement dated as of October 27, 1993 and amended and restated December 31, 1998 by and among XOMA Corporation (to be renamed XOMA Ltd.) and ChaseMellon Shareholder Services L.L.C. (successor to First Interstate Bank of California) as Rights Agent (Exhibit 4.1).(2)

4.2 Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit 4.2).(1)

4.3 Form of Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3).(1)

4.4 Form of Resolution Regarding Preferences and Rights of Series C Preference Shares (Exhibit 4.4).(1)

4.5       Form of Common Stock Purchase Warrant (1996 Warrants) (Exhibit
          4.9).(3)

4.6       Form of Common Stock Purchase Warrant (1997 Warrants) (Exhibit 3).(4)

4.7       Form of Common Stock Purchase Warrant (1998 Warrants) (Exhibit 3).(5)

4.8       Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit
          2).(6)

4.9 Form of Common Share Purchase Warrant (January and March 1999 Warrants) (Exhibit 5).(7)

4.10      Form of Common Share Purchase Warrant (July 1999 Warrants) (Exhibit
          4).(8)

4.11      Form of Common Share Purchase Warrant (2000 Warrants) (Exhibit 4).(9)

10.1      1981 Share Option Plan as amended and restated (Exhibit 10.1).(10)

10.1A Form of Share Option Agreement for 1981 Share Option Plan (Exhibit 10.1A).(10)

10.2      Restricted Share Plan as amended and restated (Exhibit 10.2).(10)

10.2A Form of Share Option Agreement for Restricted Share Plan (Exhibit 10.2A).(10)

10.2B Form of Restricted Share Purchase Agreement for Restricted Share Plan (Exhibit 10.2B).(10)

10.3      1992 Directors Share Option Plan as amended and restated (Exhibit
          10.4).(10)

10.3A Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.4A).(10)

10.3B Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.4B).(10)

10.4 Management Incentive Compensation Plan as amended and restated (Exhibit 10.5).(10)

10.5      1998 Employee Share Purchase Plan (Exhibit 10.1).(11)

10.5A     Amendment No. 1 to 1998 Employee Share Purchase Plan (Exhibit
          10.2).(11)

10.6      Form of indemnification agreement for officers (Exhibit 10.6).(10)

10.7 Form of indemnification agreement for employee directors (Exhibit 10.7).10 10.8 Form of indemnification agreement for non-employee directors (Exhibit 10.8).(10)

10.9      Employment Agreement dated April 29, 1992 between the Company and John
          L. Castello (Exhibit 10.9).(10)

10.10     Employment Agreement dated April 1, 1994 between the Company and Peter
          B. Davis (Exhibit 10.10).(12)

10.11 Employment Agreement dated March 25, 1999 between XOMA (US) LLC and Patrick J. Scannon, M.D., Ph.D.

10.12 Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12).(10)

10.13 Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13).(10)

10.14 Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14).(10)

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15).(10)

10.16 Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16).(10)

10.17 Lease dated June 22, 1992, between the Company and Richard B. Gomez, Josephine L. Gomez, TTEE-U/A/D, 10,31-90, FBO Gomez Family Trust (Exhibit 10.17).(10)

10.18 Sublease dated January 20, 1997, between the Company and UroGenesys, Inc (Exhibit 10.18).(10)

10.19 Lease dated October 2, 1992, between the Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt Trust (Exhibit 10.19).(10)

10.19A First Extension of Lease dated April 23, 1997, between the Company and Virginia Merritt and Kim Merritt Campot, as Trustees of the Bowman Merritt and Virginia Merritt 1987 Trust (Exhibit 10.19A).(10)

10.20 License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted) (Exhibit 10.27).(10)

10.21 Amended and Restated Research and License Agreement dated September 1, 1993 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28).(10)

10.21A Third Amendment to License Agreement dated June 12, 1997 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A).(10)

10.21B Fourth Amendment to License Agreement dated December 23, 1998 between the Company and New York University (Exhibit 10.22B).(13)

10.21C Fifth Amendment to License Agreement dated June 25, 1999 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

10.22 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.23).(13)

10.23 Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.24).(13)

10.24 Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46).(12)

10.24A Amendment Number One to Technology Acquisition Agreement dated December 8, 1999 between Connetics Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

10.24B Agreement dated December 8, 1999 by and between The Immune Response Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

10.25 Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.1).(3)

10.25A Amendment to Collaboration Agreement, dated as of April 14, 1999, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.5).(14)

10.26 Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2).(3)

10.26A Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (Exhibit 10.6).(14)

10.27 Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3).(3)

10.27A Amendment to Convertible Subordinated Note Agreement, dated as of June 13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4).(3)

10.27B Second Amendment to Convertible Subordinated Note Agreement, dated as of April 14, 1999, between the XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.7).(14)

10.28 Form of Registration Rights Agreement by and between the Company and the holders of the 1996 Warrants (Exhibit 10.6).(3)

10.29 Form of Convertible Preferred Stock Purchase Agreement by and between the Company and the purchasers of Series G and Series H Preferred Stock (Exhibit 4).(4)

10.29A First Amendment to Convertible Preferred Stock Agreement, dated as of January 1, 1998 (Exhibit 10.1).(15)

10.29B Second Amendment to Convertible Preferred Stock Agreement, dated as of June 26, 1998 (Exhibit 10.3).(16)

10.30 Form of Registration Rights Agreement by and between the Company and the purchasers of Series G and Series H Preferred Stock (Exhibit
          5).(4)

10.31 License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1).(6)

10.32 Registration Rights Agreement dated as of July 9, 1998 by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3).(6)

10.33 Form of Subscription Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 2).(7)

10.34 Form of Registration Rights Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 3).(7)

10.35 Form of Escrow Agreement, dated as of January 28, 1999, by and between XOMA Ltd., Brian W. Pusch, as Escrow Agent and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 4).(7)

10.36 License Agreement dated as of June 25, 1999 between XOMA Ireland Limited and Allergan Sales, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).(17)

10.37 Supply Agreement dated as of June 25, 1999 between XOMA (US) LLC and Allergan Sales, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).(17)

10.38 Form of Subscription Agreement, dated as of July 21, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the July 1999 Private Placement (Exhibit 2).(7)

10.39 Form of Registration Rights Agreement dated as of July 21, 1999 by and between XOMA Ltd. and the purchasers of Common Shares in the July 1999 Private Placement (Exhibit 3).(8)

10.40 Form of Registration Rights Agreement dated as of July 21, 1999 by and between XOMA Ltd. and the placement agents of Common Shares in the July 1999 Private Placement (Exhibit 5).(8)

10.41 License Agreement dated as of January 25, 2000 between XOMA Ireland Limited and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).(18)

10.42 Supply and Development Agreement dated as of January 25, 2000 between XOMA (US) LLC and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit
          3).(18)

10.43 Form of Subscription Agreement, dated as of February 8, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in the February 2000 Private Placement (Exhibit 2).(9)

10.44 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in February 2000 Private Placement (Exhibit 3).(9)

10.45 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the placement agents in the February 2000 private placement (Exhibit 5).(9)

16.1      Letter re: change of certifying accountant.(10)

23.1      Consent of Ernst & Young LLP, Independent Auditors.

23.2      Consent of Arthur Andersen LLP as Independent Public Accountants.

27.1      Financial Data Schedule.

-------------------------

Footnotes

1 Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-4 filed November 17, 1998, as amended (File No. 333-68045).

2 Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A filed May 21, 1999 (File No. 0-14710).

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

8 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated July 23, 1999 filed July 26, 1999 (File No. 0-14710).

9 Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated February 11, 2000 filed February 14, 2000 (File No. 0-14710).

10 Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended (File No. 0-14710).

11 Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8 filed October 27, 1998 (File No. 333-66171).

12 Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14710).

13 Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-14710).

14 Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 0-14710).

15 Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-14710).

16 Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-3 filed July 16, 1996 (File No. 333-59241).

17 Incorporated by reference to the referenced exhibit to the Company's Amendment No. 1 to Current Report on Form 8-K/A dated and filed July 19, 1999 (File No. 0-14710).

18 Incorporated by reference to the referenced exhibit to the Company's Amendment No. 2 to Current Report on Form 8-K/A dated and filed March 9, 2000 (File No. 0-14710).