Form 10-K/A
XOMA LTD
filed 2000-04-25
CIK 1074404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       on
                                   FORM 10-K/A


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

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Shares, US$.0005 par value
                        Preference Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant, as of February 29, 2000: $595,197,559.

     Number of Common Shares outstanding as of February 29, 2000: 64,716,757.

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

     (3) Exhibits:

         See "Index to Exhibits".

                  (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of April, 2000.

                                        XOMA Ltd.


                                        By      /s/ John L.  Castello
                                             ----------------------------------
                                               John L.  Castello,
                                               Chairman of the Board, President
                                                 and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                     Title                                        Date
/s/ John L.  Castello                         Chairman of the Board, President             April 25, 2000
---------------------------------             and Chief Executive Officer
(John L.  Castello)

/s/ Patrick J.  Scannon                       Chief Scientific and Medical                 April 25, 2000
---------------------------------             and Director
(Patrick J.  Scannon)

/s/ Peter B.  Davis                           Vice President, Finance and                  April 25, 2000
---------------------------------             Chief Financial Officer (Principal
(Peter B.  Davis)                             Financial and Accounting Officer)

/s/ James G.  Andress                         Director                                     April 25, 2000
---------------------------------
(James G.  Andress)

/s/ William K.  Bowes, Jr.                    Director                                     April 25, 2000
---------------------------------
(William K.  Bowes, Jr.)

/s/ Arthur Kornberg                           Director                                     April 25, 2000
---------------------------------
(Arthur Kornberg)

/s/ Steven C.  Mendell                        Director                                     April 25, 2000
---------------------------------
(Steven C.  Mendell)

/s/ W.  Denman Van Ness                       Director                                     April 25, 2000
---------------------------------
(W.  Denman Van Ness)


                                INDEX TO EXHIBITS


Exhibit
Number
-------

3.1     Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4).1

3.2     Bye-Laws of XOMA Ltd. (Exhibit 3.5).1

4.1 Amended and Restated Shareholder Rights Agreement dated as of October 27, 1993 and amended and restated December 31, 1998 by and among XOMA Corporation (to be renamed XOMA Ltd.) and ChaseMellon Shareholder Services L.L.C. (successor to First Interstate Bank of California) as Rights Agent (Exhibit 4.1).2

4.2 Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit 4.2).1

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

4.5     Form of Common Stock Purchase Warrant (1996 Warrants) (Exhibit 4.9).3

4.6     Form of Common Stock Purchase Warrant (1997 Warrants) (Exhibit 3).4

4.7     Form of Common Stock Purchase Warrant (1998 Warrants) (Exhibit 3).5

4.8     Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2).6

4.9 Form of Common Share Purchase Warrant (January and March 1999 Warrants) (Exhibit 5).7

4.10    Form of Common Share Purchase Warrant (July 1999 Warrants) (Exhibit 4).8

4.11    Form of Common Share Purchase Warrant (2000 Warrants) (Exhibit 4).9

10.1    1981 Share Option Plan as amended and restated (Exhibit 10.1).10

10.1A   Form of Share Option Agreement for 1981 Share Option Plan (Exhibit
        10.1A).10

10.2    Restricted Share Plan as amended and restated (Exhibit 10.2).10

10.2A   Form of Share Option Agreement for Restricted Share Plan (Exhibit
        10.2A).10

10.2B Form of Restricted Share Purchase Agreement for Restricted Share Plan (Exhibit 10.2B).10

10.3    1992 Directors Share Option Plan as amended and restated (Exhibit
        10.4).10

Exhibit
Number
-------

10.3A Form of Share Option Agreement for 1992 Directors Share Option Plan (initial grants) (Exhibit 10.4A).10

10.3B Form of Share Option Agreement for 1992 Directors Share Option Plan (subsequent grants) (Exhibit 10.4B).10

10.4 Management Incentive Compensation Plan as amended and restated (Exhibit 10.5).10

10.5    1998 Employee Share Purchase Plan (Exhibit 10.1).11

10.5A   Amendment No. 1 to 1998 Employee Share Purchase Plan (Exhibit 10.2).11

10.6    Form of indemnification agreement for officers (Exhibit 10.6).10

10.7    Form of indemnification agreement for employee directors (Exhibit
        10.7).10

10.8 Form of indemnification agreement for non-employee directors (Exhibit 10.8).10

10.9    Employment Agreement dated April 29, 1992 between the Company and John
        L. Castello (Exhibit 10.9).10

10.10   Employment Agreement dated April 1, 1994 between the Company and Peter
        B. Davis (Exhibit 10.10).12

10.11 Employment Agreement dated March 25, 1999 between XOMA (US) LLC and Patrick J. Scannon, M.D., Ph.D.*

10.12 Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12).10

10.13 Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13).10

10.14 Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14).10

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15).10

10.16 Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16).10

10.17 Lease dated June 22, 1992, between the Company and Richard B. Gomez, Josephine L. Gomez, TTEE-U/A/D, 10,31-90, FBO Gomez Family Trust (Exhibit 10.17).10

Exhibit
Number
-------

10.18 Sublease dated January 20, 1997, between the Company and UroGenesys, Inc (Exhibit 10.18).10

10.19 Lease dated October 2, 1992, between the Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt Trust (Exhibit 10.19).10

10.19A First Extension of Lease dated April 23, 1997, between the Company and Virginia Merritt and Kim Merritt Campot, as Trustees of the Bowman Merritt and Virginia Merritt 1987 Trust (Exhibit 10.19A).10

10.20 License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted) (Exhibit 10.27).10

10.21 Amended and Restated Research and License Agreement dated September 1, 1993 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28).10

10.21A Third Amendment to License Agreement dated June 12, 1997 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A).10

10.21B Fourth Amendment to License Agreement dated December 23, 1998 between the Company and New York University (Exhibit 10.22B).13

10.21C Fifth Amendment to License Agreement dated June 25, 1999 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).*

10.22 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.23).13

10.23 Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.24).13

10.24 Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46).12

10.24A Amendment Number One to Technology Acquisition Agreement dated December 8, 1999 between Connetics Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

Exhibit
Number
-------

10.24B Agreement dated December 8, 1999 by and between The Immune Response Corporation and XOMA (US) LLC (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).*

10.25 Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.1).3

10.25A Amendment to Collaboration Agreement, dated as of April 14, 1999, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission (Exhibit 10.5).14

10.26 Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2).3

10.26A Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (Exhibit 10.6).14

10.27 Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3).3

10.27A Amendment to Convertible Subordinated Note Agreement, dated as of June 13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4).3

10.27B Second Amendment to Convertible Subordinated Note Agreement, dated as of April 14, 1999, between the XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.7).14

10.28 Form of Registration Rights Agreement by and between the Company and the holders of the 1996 Warrants (Exhibit 10.6).3

10.29 Form of Convertible Preferred Stock Purchase Agreement by and between the Company and the purchasers of Series G and Series H Preferred Stock (Exhibit 4).4

Exhibit
Number
-------

10.29A First Amendment to Convertible Preferred Stock Agreement, dated as of January 1, 1998 (Exhibit 10.1).15

10.29B Second Amendment to Convertible Preferred Stock Agreement, dated as of June 26, 1998 (Exhibit 10.3).16

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

10.33 Form of Subscription Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 2).7

10.34 Form of Registration Rights Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 3).7

10.35 Form of Escrow Agreement, dated as of January 28, 1999, by and between XOMA Ltd., Brian W. Pusch, as Escrow Agent and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 4).7

10.36 License Agreement dated as of June 25, 1999 between XOMA Ireland Limited and Allergan Sales, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).17

10.37 Supply Agreement dated as of June 25, 1999 between XOMA (US) LLC and Allergan Sales, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).17

10.38 Form of Subscription Agreement, dated as of July 21, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the July 1999 Private Placement (Exhibit 2).7

10.39 Form of Registration Rights Agreement dated as of July 21, 1999 by and between XOMA Ltd. and the purchasers of Common Shares in the July 1999 Private Placement (Exhibit 3).8

Exhibit
Number
-------

10.40 Form of Registration Rights Agreement dated as of July 21, 1999 by and between XOMA Ltd. and the placement agents of Common Shares in the July 1999 Private Placement (Exhibit 5).8

10.41 License Agreement dated as of January 25, 2000 between XOMA Ireland Limited and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).18

10.42 Supply and Development Agreement dated as of January 25, 2000 between XOMA (US) LLC and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).18

10.43 Form of Subscription Agreement, dated as of February 8, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in the February 2000 Private Placement (Exhibit 2).9

10.44 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in February 2000 Private Placement (Exhibit 3).9

10.45 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the placement agents in the February 2000 private placement (Exhibit 5).9

16.1    Letter re: change of certifying accountant.10

23.1    Consent of Ernst & Young LLP, Independent Auditors.*

23.2    Consent of Arthur Andersen LLP as Independent Public Accountants.*

27.1    Financial Data Schedule.*

-------------------------
Footnotes

*       Previously filed.

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