Form 10-Q
period 2000-03-31
XOMA LTD
filed 2000-05-12
CIK 1074404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(mark one)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For Quarterly Period Ended March 31, 2000

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

                                Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value             65,375,846
-------------------------------------        -----------------------------------
Class                                        Outstanding at March 31, 2000

                                    XOMA Ltd.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

     Item 1 Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999 ..................................................1

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2000 and 1999 .........................2

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2000 and 1999 .........................3

          Notes to Condensed Consolidated Financial Statements ...............4

     Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................7

PART II OTHER INFORMATION

     Items 1 through 3 and 5 are either inapplicable or nonexistent and therefore are omitted from this report

     Item 4 Submission of Matters to a Vote of Security
            Holders..........................................................10

     Item 6 Exhibits and Reports on Form 8-K.................................10

Signatures   ................................................................11

                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                          March 31, 2000    December 31, 1999
                                                                            (Unaudited)         (Note 1)
                                                                          --------------    -----------------
Assets:
       Cash and cash equivalents                                            $    50,355        $    18,539
       Short-term investments                                                     1,387                 --
       Related party receivable                                                     219                219
       Other receivables                                                          2,460                658
       Prepaid expenses and other                                                   113                679
            Total current assets                                                 54,534             20,095
                                                                            -----------        -----------
       Property and equipment, net                                                3,506              3,651
       Assets held for sale                                                       4,442              4,442
       Deposits and other                                                           164                124
                                                                            -----------        -----------
                                                                            $    62,646        $    28,312
                                                                            ===========        ===========
Liabilities and Shareholders' Equity:
       Accounts payable                                                     $     2,589        $     3,915
       Accrued liabilities                                                        5,405              6,519
       Deferred revenue - current                                                 3,333                 --
                                                                            -----------        -----------
            Total current liabilities                                            11,327             10,434
                Deferred revenue-long term                                        6,111                 --
       Convertible subordinated notes                                            34,050             34,724
                                                                            -----------        -----------
       Total liabilities                                                         51,488             45,158
Shareholders' equity (net capital deficiency)                                    11,158            (16,846)
                                                                            -----------        -----------
                                                                            $    62,646        $    28,312
                                                                            ===========        ===========

Note 1 - Amounts derived from the Company's amended annual report on Form 10-K as filed with the SEC.

See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                              2000              1999
                                                                              ----------------------
Revenues:
       License fees                                                         $      562       $       17
       Product sales and royalties                                                  10                3
       Contract revenue                                                          2,000               --
                                                                            ----------       ----------
                                                                                 2,572               20
                                                                            ----------       ----------
Operating costs and expenses:
       Research and development                                                  7,194           12,273
       General and administrative                                                1,526            1,380
                                                                            ----------       ----------
                                                                                 8,720           13,653
                                                                            ----------       ----------
Loss from operations                                                            (6,148)         (13,633)
Other income (expense):
       Investment and other income                                                 490              369
       Interest and other expense                                                 (626)            (394)
                                                                            ----------       ----------
Net loss                                                                        (6,284)         (13,658)
Preference share dividends                                                          --              (55)
                                                                            ----------       ----------
Net loss available to common shareholders                                   $   (6,284)      $  (13,713)
                                                                            ==========       ==========
Net loss per common share                                                       $(0.10)          $(0.28)
                                                                            ==========       ==========
Shares used in computing net loss per common share                              61,629           49,163
                                                                            ----------       ----------

See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    -------------------
                                                                                    2000           1999
                                                                                    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash provided by (used in) operating activities                       $      310      $  (11,096)
                                                                                 ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of short-term investments                                      --          18,854
       Payments for purchase of short-term investments                                   --         (14,376)
       Capital expenditures                                                            (174)           (210)
                                                                                 ----------      ----------
           Net cash provided by (used in) investing activities                         (174)          4,268
                                                                                 ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common shares, net                                  32,980          11,391
       Payments on convertible notes                                                 (1,300)             --
       Capital lease principal payments                                                  --            (105)
                                                                                 ----------      ----------
            Net cash provided by (used in) financing activities                      31,680          11,286
                                                                                 ----------      ----------
Net increase (decrease) in cash and cash equivalents                                 31,816           4,458
Cash and cash equivalents at beginning of period                                     18,539          11,857
                                                                                 ----------      ----------
Cash and cash equivalents at end of period                                       $   50,355      $   16,315
                                                                                 ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. Basis of Presentation

     The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in its Annual Report on Form 10-K.

     2. Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB101A to defer for one quarter the effective date of implementation of SAB101 with earlier application encouraged. The Company has implemented the revenue recognition guidelines as outlined in SAB101 for preparation of its first quarter 2000 results of operations.

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

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 (APB 25). The most significant are clarification of the definition of employee for purposes of applying APB 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. The impact of the interpretation on the Company's position and results of operations is not expected to be material.

     3. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                 March 31,      December 31,
                                                   2000             1999
                                                -----------     ------------
          Accrued payroll costs                 $     2,517     $    2,928
          Accrued clinical trial costs                1,950          2,957
          Other                                         938            634
                                                -----------     ------------
                                                $     5,405     $    6,519
                                                ===========     ============

     4. Private Placement

     In February 2000, the Company issued 6,145,000 common shares for net proceeds of $29.0 million. The Company also issued five-year warrants to purchase a total of up to 250,000 common shares for $5.00 per share to its placement agents in this transaction. These warrants were exercisable upon issuance and expire in February 2005.

     5. Comprehensive Loss

     Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses in available for sale investments, which were reported separately in shareholders' equity, are included in accumulated other comprehensive income (loss). Comprehensive loss and its components for the quarters ended March 31, 2000 and 1999 are as follows (in thousands):

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                              2000                1999
                                                                           ------------      -------------
       Net loss                                                            $  (6,284)        $   (13,713)
       Unrealized gain on securities available-for-sale                          887                  --
                                                                           ------------      -------------
       Comprehensive loss                                                  $  (5,397)        $   (13,713)
                                                                           ============      =============

     6. Net Loss Per Common Share

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Financial Accounting Standard No. 128. Common share equivalents were not included because they are antidilutive.

     7. Subsequent Event

     In an April meeting with members of the U.S. Food and Drug Administration
(FDA), representatives from XOMA and its licensee, the Hyland Immuno Division of Baxter Healthcare Corporation, discussed results from the Phase III trial that tested NEUPREX(R) (rBPI21) in pediatric patients with severe meningococcemia. Senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of a biologics license application (BLA) at this time. XOMA and Baxter are therefore examining ways to supply the additional data necessary to proceed with the filing. Because of this event, the filing of a BLA will be delayed, but by how long is not known at this time.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Revenues in the first quarter of 2000 were $2.6 million, and were negligible in the first quarter of 1999. Following recent SEC guidance on revenue recognition, revenues in the 2000 quarter include only a portion of a $10 million upfront payment received in January related to the licensing of NEUPREX(R). A remaining unrecognized balance of $9.4 million will be recognized ratably over future periods. Research and development expenses decreased to $7.2 million in the first three months of 2000, compared with $12.3 million in the 1999 period. The decrease was due primarily to lower spending on clinical trials for the NEUPREX(R) and anti-CD11a products. General and administrative spending was $1.5 million in the first three months of 2000 compared to $1.4 million in the first quarter of 1999.

Investment income was higher in the first three months of 2000 compared to 1999 due to a higher average investment balance.

Liquidity and Capital Resources:

The Company's cash, cash equivalents and short-term investments totaled $51.7 million as of March 31, 2000, up from $18.5 million at December 31, 1999. Net cash used in operating activities plus capital expenditures were offset by the net proceeds from common shares issued in February 2000 and a $10 million initial payment from Baxter under the agreement of January 2000. Net cash provided from operating activities was $0.3 million in the first three months of 2000, compared with a net usage of $11.1 million in the comparable1999 period. The decrease in usage was primarily due to lower amounts paid for clinical trials and preparation of regulatory filings and the $10 million initial payment from Baxter. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional funding.

The Company has been able to control its operating cash consumption by carefully monitoring its costs. As a result, its cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending through at least the second quarter of 2002. Strategic arrangements with Allergan, Inc., Baxter and Genentech, Inc. have reduced Company spending levels by paying certain product development costs. The Company continues to evaluate a variety of arrangements that would further strengthen its competitive position and provide additional funding, but cannot predict when or whether any such arrangement or additional funding will be secured. Without additional funding, the Company would have to decrease or eliminate the development of some of its products.

Year 2000 Exposure:

XOMA has not experienced any problems with its computer systems systems being unable to recognize appropriate dates related to the Year 2000. The Company is not aware that any clients or vendors have experienced material problems with this issue. Accordingly, XOMA does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 issues.

Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk. The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 2000, all the Company's cash equivalents are classified as fixed rate.

The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

The table below presents the amounts and related weighted interest rates of the Company's cash equivalents and long-term convertible note at March 31, 2000:

                                                                               Fair Value            Average
                                                            Maturity        ($ in millions)       Interest Rate
                                                         -------------      ---------------       -------------
Cash equivalents, fixed rate                             daily                    $ 50.4               6.1%
Long-term convertible note, variable rate                2005                       34.1               7.1%

Other Market Risk. At March 31, 2000 the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

Forward Looking Statements:

Certain statements contained herein that are not related to historical facts may constitute "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, those related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, scale-up and marketing capabilities, intellectual property protection, competition, stock price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

                           PART II - OTHER INFORMATION


Item 1 Legal Proceedings. None.

Item 2 Changes in Securities. None.

Item 3 Defaults Upon Senior Securities. None.

Item 4 Submission of Matters to a Vote of Security Holders.

       On January 31, 2000, the Company held a special general meeting of shareholders, at which the increase of the Company's authorized share capital by 65,000,000 Common Shares was approved, having received 50,225,390 votes for, 3,374,183 votes against, no votes withheld, 239,053 abstentions and no broker non-votes.

Item 5 Other Information. None.

Item 6 Exhibits and Reports on Form 8-K.

       (a)  Exhibit 10.1 Sixth Amendment to License Agreement dated January 25,
                         2000 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission).

            Exhibit 27.1 Financial Data Schedule

       (b) Current Report on Form 8-K dated January 24, 2000 and filed on January 25, 2000, as amended by an amendment on Form 8-K/A dated and filed on February 3, 2000 (File No. 0-14710), Items 5 (Other Events) and 7 (Exhibits).

            Current Report on Form 8-K dated February 11, 2000 filed on February 14, 2000 (File No. 0-14710), Items 5 (Other Events) and 7 (Exhibits).

                                    XOMA Ltd.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         XOMA LTD.


Date:  May 12, 2000                      By:  /s/ JOHN L. CASTELLO
                                              ------------------------------
                                              John L. Castello
                                              Chairman of the Board, President
                                              and Chief Executive Officer




Date:  May 12, 2000                      By:  /s/ PETER B. DAVIS
                                              -------------------------------
                                              Peter B. Davis
                                              Vice President, Finance and
                                              Chief Financial Officer