Form 10-Q
period 2000-06-30
XOMA LTD
filed 2000-08-15
CIK 1074404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(mark one)

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly Period Ended June 30, 2000

                                       or

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

                                    Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value               65,450,471
--------------------------------------         --------------------------------
Class                                          Outstanding at June 30, 2000

                                    XOMA Ltd.

                                TABLE OF CONTENTS


                                                                            Page

PART I    FINANCIAL INFORMATION

          Item 1     Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     June 30, 2000 and December 31, 1999......................1

                     Condensed Consolidated Statements of Operations
                     for the Three and Six Months Ended June 30, 2000
                     and 1999.................................................2

                     Condensed Consolidated Statements of Cash Flows for
                     the Six Months Ended June 30, 2000 and 1999 .............3

                     Notes to Condensed Consolidated Financial Statements ....4

          Item 2     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .....................7

PART II   OTHER INFORMATION

          Items 1 through 3 and 5 are either inapplicable or nonexistent and therefore are omitted from this report

          Item 4     Submission of Matters to a Vote of Security Holders......10

          Item 6     Exhibits and Reports on Form 8-K.........................10

Signatures....................................................................11

                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                           June 30, 2000    December 31, 1999
                                                                         -----------------  -----------------
                                                                            (Unaudited)         (Note 1)
Assets:
       Cash and cash equivalents                                            $      42,333      $     18,539
       Short-term investments                                                         713                --
       Related party receivable                                                       189               219
       Other receivables                                                            3,724               658
       Prepaid expenses and other                                                      46               679
                                                                            -------------      ------------
            Total current assets                                                   47,005            20,095
       Property and equipment, net                                                  3,400             3,651
       Assets held for sale                                                         4,442             4,442
       Deposits and other                                                             169               124
                                                                            -------------      ------------
                                                                            $      55,016      $     28,312
                                                                            =============      ============
Liabilities and Shareholders' Equity:
       Accounts payable                                                     $       2,789      $      3,915
       Accrued liabilities                                                          5,298             6,519
       Deferred revenue - current                                                   3,333                --
                                                                            -------------      ------------
            Total current liabilities                                              11,420            10,434
         Deferred revenue-long term                                                 5,277                --
       Convertible subordinated notes                                              33,647            34,724
                                                                            -------------      ------------
     Total liabilities                                                             50,344            45,158

Shareholders' equity (net capital deficiency)                                       4,672           (16,846)
                                                                            -------------      ------------
                                                                            $      55,016      $     28,312
                                                                            =============      ============


Note 1 - Amounts derived from the Company's amended annual report on Form 10-K as filed with the SEC.

See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)




                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                     ----------------------------     ---------------------------
                                                       2000              1999            2000            1999
                                                     ------------    ------------     -----------     -----------
  Revenues:
     Contract Revenue                                   $   2,272         $   525          $4,834          $  528
     Other Revenue                                            111              22              21              39
                                                     ------------    ------------     -----------     -----------
                                                            2,283             547           4,855             567
                                                     ------------    ------------     -----------     -----------
  Operating Costs and Expenses:
     Research and development                               7,390          11,136          14,584          23,409
     General and administrative                             1,589           1,631           3,115           3,011
                                                     ------------    ------------     -----------     -----------
                                                            8,979          12,767          17,699          26,420
                                                     ------------    ------------     -----------     -----------
  Loss from operations                                     (6,696)        (12,220)        (12,844)        (25,853)

  Other Income (Expense):
     Investment  and other income                             985             260           1,475             629
     Interest and other expense                              (615)           (403)         (1,241)           (797)
                                                     ------------    ------------     -----------     -----------
  Net loss                                                 (6,326)        (12,363)        (12,610)        (26,021)

  Preference share dividends                                   --              --              --             (55)
                                                     ------------    ------------     -----------     -----------
  Net loss available to common
      shareholders                                        $(6,326)       $(12,363)       $(12,610)       $(26,076)
                                                     ============    ============     ===========     ===========

  Net loss per common share                                $(0.10)         $(0.24)         $(0.20)         $(0.52)

  Shares used in computing net loss
     per common share                                      65,391          50,835          63,531          50,009



See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                  Six Months Ended June 30,
                                                                                 -----------------------------
                                                                                     2000             1999
                                                                                 ------------      -----------
Cash Flows From Operating Activities:
       Net cash provided by (used in) operating activities                       $    (7,265)      $  (22,358)
                                                                                 ------------      -----------
Cash Flows From Investing Activities:
       Proceeds from sale of short-term investments                                      506           20,660
       Payments for purchase of short-term investments                                    --          (23,601)
       Capital expenditures                                                             (395)            (578)
                                                                                 ------------      -----------
           Net cash provided by (used in) investing activities                           111           (3,519)
                                                                                 ------------      -----------
Cash Flows From Financing Activities:
       Proceeds from issuance of common shares, net                                   33,266           11,620
       Proceeds (payments) on convertible notes                                       (2,318)           4,000
       Capital lease principal payments                                                   --             (212)
                                                                                 ------------      -----------
            Net cash provided by (used in) financing activities                       30,948           15,408
                                                                                 ------------      -----------
Net increase (decrease) in cash and cash equivalents                                  23,794          (10,469)

Cash and cash equivalents at beginning of period                                      18,539           11,857
                                                                                 ------------      -----------
Cash and cash equivalents at end of period                                       $    42,333       $    1,388
                                                                                 ============      ===========
See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. Basis of Presentation

     The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in its Annual Report on Form 10-K, as amended. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     2. Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB101A to defer for one quarter the effective date of implementation of SAB101 and in June 2000, the SEC issued SAB101B which further deferred implementation for two more quarters, with earlier application encouraged. The Company is currently evaluating the impact of SAB 101 as it relates to the Company's revenue recognition policy. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." XOMA is required to adopt SFAS 133 for the year ending December 31, 2002. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 (APB 25). The most significant are clarification of the definition of employee for purposes of applying APB 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced options effectively change the terms of the plan, which would make it a variable plan subject to compensation expense. The impact of the interpretation on the Company's position and results of operations is not expected to be material.

     3. Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                               June 30,           December 31,
                                                 2000                 1999
                                            ------------          ------------
     Accrued payroll costs                  $      3,023          $     2,928
     Accrued clinical trial costs                  1,321                2,957
     Other                                           954                  634
                                            ------------          -----------
                                            $      5,298          $     6,519
                                            ============          ===========

     4. Private Placement

     In February 2000, the company issued 6,145,000 common shares for net proceeds of $29.0 million. The Company also issued five-year warrants to purchase a total of up to 250,000 common shares for $5.00 per share to its placement agents in this transaction. These warrants were exercisable upon issuance and expire in February 2005.

     In June 2000, the Company issued 50,000 common shares to third parties. The net proceeds of $0.2 million were applied against the Company's convertible subordinated notes to Genentech, Inc.

     5. Comprehensive Loss

     Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses in available for sale investments, which were reported separately in shareholders' equity, are included in accumulated other comprehensive income (loss). Comprehensive loss and its components for the quarters ended June 30, 2000 and 1999 are as follows (in thousands):

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                      ----------------------------     --------------------------
                                                         2000              1999            2000            1999
                                                      -----------      -----------     ------------    ----------
Net loss                                                $(6,326)        $(12,363)       $(12,610)       $(26,076)
Unrealized gain (loss) on securities
   available-for-sale                                       (41)              --             441              --
                                                      -----------      -----------     ------------    ----------
Comprehensive loss                                      $(6,367)        $(12,363)       $(12,169)       $(26,076)
                                                      ===========      ===========     ============    ==========

     5. Net Loss Per Common Share

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in accordance with Financial Accounting Standard No. 128. Common share equivalents were not included because they are antidilutive.

     7. FDA Meeting

     In an April meeting with members of the U.S Food and Drug Administration
(FDA), representatives from XOMA and its licensee, the Hyland Immuno Division of Baxter Healthcare Corporation, discussed results from Phase III trail that tested NEUPREX(R) (rBPI21) in pediatric patients with severe meningococcemia. Senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of biologics license application (BLA) at this time. XOMA and Baxter are therefore examining ways to supply the additional data necessary to proceed with the filing. Because of this event, the filing of a BLA will be delayed, but by how long is not known at this time.

     8. Subsequent Event

     In July 2000, the Company issued 200,000 common shares to third parties. The net proceeds of $1.3 million were applied against the Company's convertible subordinated notes to Genentech.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Revenues in the second quarter of 2000 were $2.3 million as compared to $0.5 million in the second quarter of 1999. For the six months ended June 30, 2000, revenues were $4.9 million compared with $0.6 million in the 1999 period. Following recent SEC guidance on revenue recognition, revenues in 2000 include only a portion of a $10 million upfront payment received in January related to the licensing of NEUPREX(R). A remaining unrecognized balance of $8.6 million will be recognized ratably over future periods.

Research and development expenses decreased to $7.4 million in the second quarter of 2000, compared with $11.1 million in the 1999 period. For the six months ended June 30, 2000, research and development costs were $14.6 million, compared with $23.4 million in the same period in 1999. The decrease was due primarily to lower spending on clinical trials for the NEUPREX(R) and anti-CD11a products. General and administrative spending was $1.6 million and $3.1 million for three and six months, respectively, ended June 30, 2000, compared with $1.6 million and $3.0 million, respectively, in the comparable 1999 period.

Investment income was higher for the first two quarters of 2000 compared to the same period in 1999 due to a higher average investment balance.

Liquidity and Capital Resources:

The Company's cash, cash equivalents and short-term investments totaled $43.0 million as of June 30, 2000, up from $18.5 million at December 31, 1999. Net cash used in operating activities plus capital expenditures were offset by the net proceeds from common shares issued in February 2000. Net cash used in operating activities for the six months ended June 30, 2000 was $7.3 million, compared with a net usage of $22.4 million in the comparable 1999 period. The decrease in usage was primarily due to lower amounts paid for clinical trials and preparation of regulatory filings, and receipt of a $10 million initial payment from Baxter. The Company has also received $33.3 million of net proceeds from the issuance of common shares in 2000. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional funding.

Operating expenses may increase in future periods as the Company proceeds with various internal development programs. Cash balances and operating cash flow are influenced by the timing and level of payments by the Company's licensees and development partners, as well as by the Company's net income.

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

Quantitative and Qualitative Disclosures About Market Risk:

Interest Rate Risk. The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 2000, all the Company's cash equivalents are classified as fixed rate.

The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

The table below presents the amounts and related weighted interest rates of the Company's cash equivalents and long-term convertible note at June 30, 2000:

                                                                               Fair Value            Average
                                                            Maturity        ($ in millions)       Interest Rate
                                                           ----------       ---------------       -------------
Cash equivalents, fixed rate                                 Daily                $ 41.4               6.3%
Long-term convertible note, variable rate                    2005                   33.7               7.1%

Other Market Risk. At June 30, 2000 the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

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


Item 1      Legal Proceedings.  None.

Item 2      Changes in Securities.  None.

Item 3      Defaults Upon Senior Securities.  None.

Item 4      Submission of Matters to a Vote of Security Holders.

            On May 31, 2000, the Company held the first portion of its annual general meeting of shareholders. The following persons (the only nominees) were elected as the Company's directors, having received the indicated votes:

            Name                                         Votes            Votes
            ----                                         For            Withheld
                                                         -----          --------

            James G. Andress                           53,530,015        636,036
            William K. Bowes, Jr.                      53.539,767        626,284
            John L. Castello                           53,540,208        625,843
            Arthur Kornberg, M.D.                      53,564,792        601,259
            Steven C. Mendell                          53,523,962        642,089
            Patrick J. Scannon, M.D., Ph.D.            53,561,534        604,517
            W. Denman Van Ness                         53,552,015        614,036

            The appointment of Ernst & Young LLP to act as the Company's independent auditors for the 2000 fiscal year was ratified and the authorization of the Board to agree to such auditors' fee was approved, having received 53,284,984 votes for, 258,166 votes against, 622,901 abstentions and no broker non-votes.

Item 5      Other Information.  None.

Item 6      Exhibits and Reports on Form 8-K.

            Current Report on Form 8-K dated and filed on April 25, 2000
               (File No. 0-14710), Items 5 (Other Events) and 7 (Exhibits).

                                    XOMA Ltd.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 XOMA LTD.


Date:  August 14, 2000           By:    /s/ JOHN L. CASTELLO
                                        --------------------
                                        John L. Castello
                                        Chairman of the Board, President and
                                        Chief Executive Officer




Date:  August 14, 2000           By:    /s/ PETER B. DAVIS
                                        ------------------
                                        Peter B. Davis
                                        Vice President, Finance and
                                        Chief Financial Officer