Form 10-Q
period 2000-09-30
XOMA LTD
filed 2000-11-13
CIK 1074404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(mark one)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For Quarterly Period Ended September 30, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For Transition Period from __________ to __________

                           Commission File No. 0-14710
                                     -------

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

                               Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value         65,988,722
--------------------------------------------------------------------------------
Class                                    Outstanding at September 30, 2000

                                    XOMA Ltd.

                                TABLE OF CONTENTS



                                                                            Page

PART I    FINANCIAL INFORMATION

          Item 1     Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of
                     September 30, 2000 and December 31, 1999 ................1

                     Condensed Consolidated Statements of Operations
                     for the Three and Nine Months Ended September
                     30, 2000 and 1999........................................2

                     Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 2000
                     and 1999.................................................3

                     Notes to Condensed Consolidated Financial Statements ....4

          Item 2     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .....................7

          Item 3     Quantitative and Qualitative Disclosures about
                     Market Risk..............................................8

PART II   OTHER INFORMATION

          Items 1 through 3 and 5 are either inapplicable or nonexistent and therefore are omitted from this report

          Item 4     Submission of Matters to a Vote of Security Holders.....10

          Item 6     Exhibits and Reports on Form 8-K........................10

Signatures...................................................................11

                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                   September 30,    December 31,
                                                       2000             1999
                                                    (Unaudited)       (Note 1)
                                                   -------------   -------------
Assets:
     Cash and cash equivalents                      $    38,295     $   18,539
     Short-term investments                                 451             --
     Related party receivable                               225            219
     Other receivables                                    3,426            658
     Prepaid expenses and other                             136            679
                                                    -----------     ----------
         Total current assets                            42,533         20,095
     Property and equipment, net                          3,599          3,651
     Assets held for sale                                 4,442          4,442
     Deposits and other                                     169            124
                                                    -----------     ----------
                                                    $    50,743     $   28,312
                                                    ===========     ==========
Liabilities and Shareholders' Equity:
     Accounts payable                               $     1,505     $    3,915
     Accrued liabilities                                  5,084          6,519
     Deferred revenue - current                           3,333             --
                                                    -----------     ----------
         Total current liabilities                        9,922         10,434
     Deferred revenue-long term                           4,443             --
     Convertible subordinated notes                      36,238         34,724
                                                    -----------     ----------
         Total liabilities                               50,603         45,158

Shareholders' equity (net capital deficiency)               140        (16,846)
                                                    -----------     ----------
                                                    $    50,743     $   28,312
                                                    ===========     ==========

Note 1 - Amounts derived from the Company's Annual Report on Form 10-K, as amended, as filed with the Securities Exchange Commission.

See accompanying notes to condensed consolidated financial statements.

                                                               XOMA Ltd.

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited, in thousands except per share data)



                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                    ----------------------------       -----------------------------
                                                       2000              1999              2000             1999
                                                    -----------      -----------       ------------     ------------
Revenues:
     Contract revenue                               $       849      $         3       $     5,683       $       531
     Other revenue                                            2               29                23                68
                                                    -------------    ------------      -------------     ------------
                                                            851               32             5,706               599
                                                    ------------     ------------      -------------     ------------

Operating Costs and Expenses:
     Research and development                             6,821            9,895            21,405            33,304
     General and administrative                           1,361            1,545             4,476             4,556
                                                    ------------     ------------      -------------     ------------
                                                          8,182           11,440            25,881            37,860
                                                    ------------     ------------      -------------     ------------


Loss from operations                                     (7,331)         (11,408)          (20,175)          (37,261)

Other Income (Expense):
     Investment  and other income                           615              293             2,091               922
     Interest and other expense                            (682)            (511)           (1,924)           (1,308)
                                                    ------------     ------------      -------------     ------------

Net loss                                                 (7,398)         (11,626)          (20,008)          (37,647)

Preference share dividends                                   --               --                --               (55)
                                                    ------------     ------------      -------------     ------------
Net loss available to common shareholders
                                                    $    (7,398)     $   (11,626)      $   (20,008)      $   (37,702)
                                                    ============     ============      ============      ============
Net loss per common share                           $     (0.11)     $     (0.21)      $     (0.31)      $     (0.73)

Shares used in computing net loss per common
   share                                                 65,730           54,260            64,269            51,451
                                                    ============     ============      ============      ============

See accompanying notes to condensed consolidated financial statements.

                                                               XOMA Ltd.

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited, in thousands)



                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                ------------      ------------
  Cash Flows From Operating Activities:
       Net cash provided by (used in) operating activities                      $   (15,887)      $   (35,573)
                                                                                ------------      ------------
  Cash Flows From Investing Activities:
       Proceeds from sale of short-term investments                                     506            39,938
       Payments for purchase of short-term investments                                   --           (43,151)
       Capital expenditures                                                            (849)             (836)
                                                                                ------------      ------------
           Net cash provided by (used in) investing activities                         (343)           (4,049)
                                                                                ------------      ------------
  Cash Flows From Financing Activities:
       Proceeds from issuance of common shares, net                                  33,836            28,204
       Proceeds from the issuance of convertible notes                                4,250             5,500
       Proceeds (payments) on convertible notes                                      (2,100)           (3,000)
       Capital lease principal payments                                                  --              (286)
                                                                                ------------      ------------

           Net cash provided by (used in) financing activities                       35,986            30,418

  Net increase (decrease) in cash and cash equivalents                               19,756            (9,204)

  Cash and cash equivalents at beginning of period                                   18,539            11,857
                                                                                ------------      ------------

  Cash and cash equivalents at end of period                                    $    38,295       $     2,653
                                                                                ============      ============


  Supplemental Schedule of Non-cash Financing Activities:
       Conversion of debentures to common shares                                $     2,559       $        --
                                                                                ============      ============


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

2.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes certain areas in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued a "Frequently Asked Question" (FAQ) document to further clarify the guidance in SAB 101. The Company will be required to adopt SAB 101 in its fourth quarter of 2000 with an effective date of January 1, 2000. The Company believes that its current revenue recognition policies are in compliance with SAB 101 and as such, the impact of implementing SAB 101 on the Company's financial position and results of operations is not expected to be material.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 (APB 25). The most significant are clarification of the definition of employee for purposes of applying APB 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced options effectively change the terms of the plan, which would make it a variable plan subject to compensation expense. The impact of the adoption of the interpretation on the Company's position and results of operations was not material.

3.   Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                         September 30,        December 31,
                                             2000                 1999
                                         ---------------      ---------------

     Accrued payroll costs               $       3,004        $       2,928
     Accrued clinical trial costs                1,380                2,957
     Other                                         700                  634
                                         ---------------      ---------------
                                         $       5,084        $       6,519
                                         ===============      ===============

4.   Private Placement and Convertible Subordinated Notes

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

     In the third quarter of 2000, the Company issued 300,000 common shares to third parties. The net proceeds of $2.3 million were applied against the Company's convertible subordinated notes to Genentech, Inc.

5.   Comprehensive Loss

     Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses in available for sale investments, which were reported separately in shareholders' equity, are included in accumulated other comprehensive income (loss). Comprehensive loss and its components for the quarters ended September 30, 2000 and 1999 are as follows (in thousands):

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                    -----------------------------      -------------------------------
                                                       2000              1999              2000             1999
                                                    -------------    ------------      -------------     -------------
Net loss                                            $    (7,398)     $   (11,626)      $   (20,008)      $   (37,647)
Unrealized gain (loss) on marketable
securities available-for-sale                              (262)              --               179                --
                                                    -------------    ------------      -------------     -------------
Comprehensive loss                                  $    (7,660)     $   (11,626)      $   (19,829)      $   (37,647)
                                                    =============    ============      =============     =============

6.   Net Loss Per Common Share

     Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the period in all period presented. Common share equivalents were not included because they are anti-dilutive.

7.   FDA Meeting

     In December 1992, we submitted an investigational new drug application to the FDA to begin human testing of our NEUPREX(R) product, a genetically-engineered fragment of a human protein (BPI). In April 2000, members of the FDA and representatives of XOMA and Baxter Healthcare Corporation, to whom we have licensed worldwide rights to all pharmaceutical compositions containing BPI (including NEUPREX(R)) for treatment of meningococcemia and in substantially all future anti-bacterial and anti-endotoxin human clinical indications, discussed results from the Phase III trial that tested NEUPREX(R) in pediatric patients with severe meningococcemia (a potentially deadly bacterial infection principally of children), and senior representatives of the FDA indicated that the data presented were not sufficient to support the filing of an application for marketing approval. We and Baxter are therefore examining ways to supply additional data necessary to proceed with the filing. We cannot confirm that we will be able to supply such additional data.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     Revenues in the third quarter of 2000 were $851,000 as compared to $32,000 in the third quarter of 1999. For the nine months ended September 30, 2000, revenues were $5.7 million up from $0.6 million in the 1999 comparable period. Following recent SEC guidance on revenue recognition, revenues in 2000 include only a portion of a $10 million up-front payment received in January 2000 related to the licensing of NEUPREX(R). A remaining unrecognized balance of $7.8 million will be recognized ratably over the related clinical development period.

     Research and development expenses decreased to $6.8 million in the third quarter of 2000, down from $9.9 million in the 1999 period. For the nine months ended September 30, 2000, research and development costs decreased to $21.4 million, compared with $33.3 million in the same period in 1999. The decrease was due primarily to lower spending on the NEUPREX(R) clinical trials and regulatory activities. These savings were partially offset by increased expenses related to XOMA's anti-CD11a collaboration with Genentech and XOMA's internal development programs.

     General and administrative spending was $1.4 million and $4.5 million for three and nine months, respectively, ended September 30, 2000, compared with $1.5 million and $4.6 million, respectively, in the comparable 1999 period.

     Investment income was higher for the first three quarters of 2000 compared to the same period in 1999 due to a higher average investment balance.

Liquidity and Capital Resources:

     The Company's cash, cash equivalents and short-term investments totaled $38.7 million as of September 30, 2000, up from $18.5 million at December 31, 1999. Net cash used in operating activities for the nine months ended September 30, 2000 was $15.9 million, versus a net usage of $35.6 million in the comparable 1999 period. The decrease in usage was primarily due to lower payments for clinical trials and preparation of regulatory filings, and the receipt of a $10 million initial payment from Baxter. The Company also received $33.8 million of net proceeds from the issuance of common shares in 2000. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues U.S. Food and Drug Administration licensure except to the extent the Company secures additional funding.

     Operating expenses may increase in future periods as the Company proceeds with various development programs. Cash balances and operating cash flow are influenced primarily by the timing and level of payments by the Company's licensees and development partners, as well as by the Company's operating costs.

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

Quantitative and Qualitative Disclosures About Market Risk:

     Interest Rate Risk. The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 2000, all the Company's cash equivalents are classified as fixed rate.

     The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents and long-term convertible note at September 30, 2000:

                                                                              Fair Value           Average
                                                             Maturity       ($ in millions)     Interest Rate
                                                             --------       ---------------     -------------
Cash equivalents, fixed rate                                  Daily            $   36.8              6.6%
Long-term convertible note, variable rate                      2005                36.2              8.0%

     Other Market Risk. At September 30, 2000 the Company had a long-term convertible note outstanding which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%.

     The Company does not enter into financial investments for speculation or trading purposes and is not a party to financial or commodity derivatives.

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


Item 1            Legal Proceedings.  None.

Item 2            Changes in Securities.  None.

Item 3            Defaults Upon Senior Securities.  None.

Item 4            Submission of Matters to a Vote of Security Holders.

                  On September 13, 2000, the Company held the final portion of its annual general meeting of shareholders and the proposal to change the manner in which the Company conducts itself in order to make it more consistent with its conduct when the Company was a U.S. corporation was approved, having received 30,571,512 votes for, 1,965,925 votes against, 888,729 abstentions and 27,106,498 broker non-votes.

Item 5            Other Information.  None.

Item 6            Exhibits and Reports on Form 8-K.  None.

                                    XOMA Ltd.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  XOMA Ltd.


Date:  November 13, 2000          By:    /s/ JOHN L. CASTELLO
                                         ---------------------------------------
                                         John L. Castello
                                         Chairman of the Board, President and
                                         Chief Executive Officer




Date: November 13, 2000           By:    /s/ PETER B. DAVIS
                                         ---------------------------------------
                                         Peter B. Davis
                                         Vice President, Finance and
                                         Chief Financial Officer