Form 10-K405
period 2000-12-31
XOMA LTD
filed 2001-03-21
CIK 1074404

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000     Commission File No. 000-26169

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

     Securities registered pursuant to Section 12(g) of the Act: Common Shares, U.S.$.0005 par value Preference Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting common equity held by nonaffiliates of the registrant, as of February 28, 2001: $477,333,245.81

     Number of Common Shares outstanding as of February 28, 2001: 66,124,086

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Company's 2001 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Report.


================================================================================

                                     PART I

Item 1. Business

     General

     XOMA Ltd. ("XOMA" or the "Company") is a biopharmaceutical company that develops and manufactures antibody and other protein products to treat cancer, immunological and inflammatory disorders, and infectious diseases. The Company's current product development programs include:

o Xanelim(TM) (efalizumab anti-CD11a) is a humanized monoclonal antibody product being developed in collaboration with Genentech, Inc. ("Genentech"). The product has completed several Phase I clinical studies and one Phase II study in moderate-to-severe psoriasis. In the fourth quarter of 2000, XOMA reported that enrollment in two pivotal Phase III trials in psoriasis patients had been completed and that a Phase I/II study in kidney transplant patients had also completed enrollment.

o ING-1 is a Human Engineered(TM) recombinant monoclonal antibody that binds with high affinity to an antigen expressed on epithelial cell cancers (breast, colorectal, prostate and others). The antibody destroys cancer cells by recruiting the patient's own immune system. A Phase I clinical study in patients with advanced adenocarcinomas was initiated in October of 2000.

o Genimune(TM) is a Human Engineered(TM) recombinant antibody fusion protein developed using XOMA's proprietary targeted gelonin technology. The product delivers a proprietary enzyme (rGelonin) specifically to CD5-positive cells. The CD5 antigen is expressed on mature T cells and some B cells, but not on stem cells or other tissues. The product may treat autoimmune diseases such as rheumatoid arthritis, as well as cancers such as T and B cell lymphomas and chronic lymphocytic leukemia. XOMA is performing preclinical studies and intends to take Genimune(TM) into clinical studies in 2001.

o CI-1042 (also known as ONYX-015), developed by Onyx Pharmaceuticals, Inc. ("Onyx"), is a therapeutic tumor-selective, modified adenovirus genetically engineered to destroy cancer cells. Under a strategic process development and manufacturing alliance with Onyx, XOMA is scaling up production to commercial volume and will manufacture CI-1042. The product is currently in a Phase III clinical trial for head and neck cancer and in Phase I and II clinical trials for a number of additional cancer indications.

o NEUPREX(R) (rBPI21) is a recombinant modified fragment of human bactericidal/permeability-increasing protein ("BPI"). XOMA completed a Phase III efficacy clinical trial in 1999 in severe pediatric meningococcemia, but the data from the trial were determined not to be sufficient to file for regulatory approval. Further development of this product is continuing under a license agreement with a division of Baxter Healthcare Corporation ("Baxter").

o Mycoprex(TM) is a fungicidal compound derived from BPI that is currently in preclinical product development. It is initially targeted at systemic fungal infections. XOMA is currently in preclinical testing to evaluate moving the product into Phase I clinical development.

     In 1998, XOMA completed a shareholder-approved corporate reorganization, changing its legal domicile from Delaware to Bermuda and its name to XOMA Ltd. When referring to a time or period before December 31, 1998, or when the context so requires, the terms "Company" and "XOMA" refer to XOMA Corporation, a Delaware corporation and the predecessor of XOMA Ltd.

Product Areas

     The following describes XOMA's more significant product development and clinical activities:

     Antibody Programs

Xanelim(TM)

     In April of 1996, XOMA and Genentech agreed to co-develop Genentech's Xanelim(TM) humanized monoclonal antibody product. Later in 1996, XOMA started a Phase I trial in moderate-to-severe psoriasis patients. XOMA completed enrollment in a Phase II efficacy study in Canadian psoriasis patients in October of 1998. Following successful completion of that trial, Genentech paid XOMA a $2 million milestone payment in December of 1998. In April of 1999, the companies announced an agreement to continue collaborative development of the product through Phase III for the treatment of moderate-to-severe psoriasis. In October of 2000, Genentech announced that two Phase III studies had completed enrollment. If supported by the results of these studies, Genentech hopes to file a BLA during the fourth quarter of 2001. No assurance can be given as to the timing of availability of the data from these studies or the results of our analysis of it.

     In August of 1999, XOMA announced the expansion of the collaboration to include organ transplant rejection. A clinical trial in kidney transplant rejection was initiated in March of 2000, and enrollment was completed in November of 2000. Preliminary results of this study will be presented at the annual meeting of the American Society of Transplantation in May of 2001.

ING-1

     XOMA's ING-1 antibody binds with high affinity to an antigen (Ep-CAM) expressed on human epithelial cells. Extensive studies have found high levels of Ep-CAM expressed on the majority of breast, lung, prostate, pancreas, and ovarian adenocarcinoma cells. In August of 2000, the Company filed an investigational new drug (IND) application for testing this Human Engineered(TM) antibody in a variety of cancers. XOMA initiated a Phase I safety, pharmacokinetics and immunogenicity clinical study in patients with advanced adenocarcinomas in October of 2000. No assurance can be given as to the results of this study.

Genimune(TM)

     Genimune(TM) is XOMA's Human Engineered(TM) gelonin fusion product that targets CD5 positive lymphocytes (T and B white blood cells). It may be used to treat autoimmune diseases and certain hematological malignancies. XOMA is conducting preclinical studies of Genimune(TM) and plans to take it into human clinical testing in 2001. No assurance can be given as to the timing or results of this testing.

     Proprietary Technologies

     XOMA has a number of proprietary technologies relating to recombinant antibodies, including the targeted gelonin fusion technology, bacterial cell expression systems for the manufacture of recombinant antibodies, and the Human Engineering(TM) (HE) method. Various licenses and sublicenses have been entered into in some of these areas. XOMA has used these technologies in developing some of its own products and may choose to develop some of these products further on its own. Discussions are ongoing with other entities that have expressed interest in these technologies. No assurance can be given that any agreement or agreements will be reached as a result of the ongoing discussions.

Gelonin Fusion Proteins

     Fusion proteins are made up of a targeting component that delivers the protein to a particular cell type and a cytotoxic component that kills the targeted cell. They can potentially be used to treat autoimmune diseases and cancer. XOMA's targeted gelonin fusion product, Genimune(TM), is a Human Engineered(TM) antibody-derived targeting component genetically fused to XOMA's proprietary cytotoxin, rGelonin. The recombinant fusion product is designed to target and kill certain human T or B cells to treat certain autoimmune diseases and immune system cancers. XOMA has a number of patents relating to its gelonin fusion technology and covering a variety of targeting moieties, including antibodies, hormones, lymphokines and growth factors.

Cell Expression Systems

     XOMA has granted over 20 licenses to biotechnology and pharmaceutical companies to use its patented and proprietary technologies relating to bacterial expression of recombinant pharmaceutical products. Licensees include: Affymax Research Institute, Alexion Pharmaceuticals Inc., Avecia Ltd., Biosite Diagnostics Incorporated, Cantab Pharmaceuticals Research Ltd., Celltech Ltd., Eli Lilly and Company, Enzon, Inc., Genentech, Inc., the Hoechst Group, ICOS Corporation, Invitrogen Corporation, MorphoSys AG, Pasteur Merieux Serums & Vaccins, The Pharmacia & Upjohn Group and ZymoGenetics, Inc.

Human Engineering(TM) Method for Antibodies

     XOMA has developed a patented technology for reducing the immunogenicity of antibodies. This Human Engineering(TM) (HE) technology represents a novel alternative to the complementarity-determining region (CDR) grafting based humanization methods in widespread use today. The Company has used the HE technology in the development of ING-1 and Genimune(TM) and plans to make the technology available for outlicensing.

     BPI Product Platform

     The Company is developing novel therapeutic products from recombinant bactericidal/permeability-increasing protein ("rBPI"). rBPI is a genetically engineered version of a human host-defense protein found in white blood cells. rBPI kills gram-negative bacteria and enhances the activity of antibiotics, in many cases reversing bacterial resistance to the antibiotic. rBPI also binds to and neutralizes endotoxins, molecular components of the cell walls of gram-negative bacteria that can trigger severe complications in infected patients. Furthermore, rBPI inhibits angiogenesis (growth of new blood vessels) and binds to and neutralizes heparin, a carbohydrate molecule involved in blood vessel formation. Angiogenesis is an essential component of inflammation and solid tumor growth as well as diseases such as retinopathies.

     BPI was discovered in 1978 at New York University ("NYU") School of Medicine by Peter Elsbach, M.D., and Jerrold Weiss, Ph.D. XOMA has collaborated with Drs. Elsbach and Weiss since 1991 to apply and extend BPI-related research to the commercial development of pharmaceutical products.

     XOMA has used the BPI molecule as a platform for developing a number of pharmaceutical products. XOMA scientists developed a recombinant modified fragment of the BPI molecule, called rBPI21, which is potent and stable and can be manufactured at commercially viable yields. This modified fragment is the basis for the Company's NEUPREX(R) and topical anti-infective ophthalmic formulations. XOMA is also developing smaller compounds derived from BPI into additional therapeutic products, including antifungal and anti-angiogenic compounds.

NEUPREX(R)

     In January of 2000, Baxter's Hyland Immuno division acquired the worldwide rights to XOMA's NEUPREX(R) product for development in antibacterial and anti-endotoxin indications. XOMA received an initial payment of $10.0 million and may receive additional milestone payments and royalties if the product is successfully commercialized. Baxter will fund all future NEUPREX(R) development costs.

     In December of 1992, XOMA submitted an IND to begin human testing of the NEUPREX(R) product. In March of 1993, the Company began Phase I human safety and pharmacokinetic testing under the IND. Beginning in 1995 the Company initiated several clinical efficacy studies evaluating NEUPREX(R) as a treatment for primary infections and complications of infectious diseases, trauma and surgery. The indications tested so far include:

     Severe pediatric meningococcemia: This deadly systemic bacterial infection usually afflicts children. In August of 1996, following favorable results in an open-label Phase I/II pilot study, the Food and Drug Administration's Center for Biologics Evaluation and Research ("CBER") granted the NEUPREX(R) product a Subpart E designation for this indication. This designation is intended to expedite the development, evaluation and marketing of new therapies for life-threatening and debilitating illnesses. The Company subsequently began a Phase III pivotal trial for the indication in the United States and in the United Kingdom. In June of 1998, the Company announced that NEUPREX(R) had been designated an "Orphan Drug for treatment of severe meningococcal disease" by the FDA under the Orphan Drug Act. This act generally entitles the first developer that receives FDA approval to a seven-year exclusive marketing period in the United States. The Phase III trial completed enrollment at nearly 400 patients in May of 1999. In August of 1999, a preliminary analysis of the data revealed a clinical benefit in mortality and morbidities. A more detailed analysis was submitted to the FDA in November of 1999. At a meeting in April of 2000, the agency advised XOMA and Baxter that the data presented to FDA was not sufficient to support the filing of an application for approval. XOMA and Baxter are examining ways to supply the additional data necessary to proceed with the filing. Results of the Phase III trial were published in the September 16, 2000 issue of The Lancet.

     Other indications: Phase I, Phase II and Phase III trials were conducted in 1995 through 1999 in partial hepatectomy, severe intra-abdominal infections, hemorrhage due to trauma and cystic fibrosis patients. XOMA and Baxter are evaluating additional indications for clinical testing. There can be no assurance that any past or future clinical trials will yield data that will result in regulatory approval of the NEUPREX(R) product.

BPI-related Ophthalmic Program

     In June of 1999, XOMA entered into an agreement with Allergan Sales, Inc. ("Allergan") to develop ophthalmic anti-infectives that combine rBPI with antibiotics. In December of 1999, the companies announced successful completion of in vitro testing confirming that rBPI21 in combination with certain anti-infective agents shows potent activity in vitro against a variety of gram-positive and gram-negative bacterial strains that cause eye infections, including antibiotic-resistant strains. In December of 2000, Allergan terminated its agreement with XOMA. All rights reverted to XOMA. The Company is currently evaluating alternatives for the continuation of this program.

     XOMA is testing BPI-derived anti-angiogenic products for use in ophthalmic indications, such as diabetic retinopathy and age-related macular degeneration. No assurance can be given regarding the timing or likelihood of future development or licensing arrangements.

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

LBP Assay Program

     In the first quarter of 1997, XOMA granted to Biosite Diagnostics Incorporated ("Biosite"), of San Diego, California, an exclusive U.S. license to make, use and sell certain non-automated, point-of-care diagnostic and prognostic products for measuring lipopolysaccharide binding protein ("LBP") to detect bacterial endotoxin exposure in patients with endotoxemia or sepsis. XOMA has been informed that Biosite is conducting clinical studies of a point-of-care diagnostic using LBP and plans to apply for licensure to the FDA.

     In August of 1998, the Company announced that it had granted to Diagnostics Products Corporation ("DPC") a worldwide license to its patented technology that uses LBP as a biochemical marker of systemic exposure to gram-negative bacteria and endotoxin. XOMA is receiving royalties on LBP-related products sold worldwide by DPC. In April of 2000, DPC announced the European introduction of an automated laboratory diagnostic test for early diagnosis and prognosis of systemic gram-negative infections developed with the LBP technology. XOMA has been informed that DPC plans to use data from its European users to apply for licensure by the FDA.

     There can be no assurance that either company will receive these or other approvals.

     Process Development and Manufacturing

     In January of 2001, Onyx and XOMA entered into a strategic process development and manufacturing arrangement under which XOMA will scale up production to commercial volume and manufacture Onyx's CI-1042 (also known as ONYX-015). CI-1042 is a therapeutic tumor-selective, modified adenovirus genetically engineered to replicate in and kill cancer cells that have abnormal p53 pathway function, while sparing normal cells that have functioning p53. Derangements in the p53 protein pathway are the most common genetic abnormalities in human cancer. CI-1042 has been licensed to Pfizer Inc. and is currently in a Phase III clinical trial for head and neck cancer and in Phase I and II clinical trials for a number of additional cancer indications.

     XOMA is currently producing the rBPI21, ING-1 and Genimune(TM) products and has produced Xanelim(TM) for clinical trial and other testing needs at its Berkeley and Santa Monica manufacturing facilities, pursuant to a drug manufacturing license obtained from the State of California.

     In February of 2000, XOMA announced plans to consolidate its Santa Monica technical development and pilot plant functions into its Berkeley facilities. The move is expected to be completed by mid-2001. Key people and equipment are moving to the Berkeley facility to enhance the Company's development and manufacturing capabilities.

     The Company's manufacturing capability is based on recombinant DNA technology, with production of therapeutic products from either mammalian or microbial cells. XOMA has one 500-liter and two 2,750-liter fermentation trains with associated isolation and purification systems in place. The Company does its own formulation for final sterile filling and finishing by third parties, and has the capacity to do its own small-scale filling.

     Other Products and Technologies

     In December of 1999, Connetics Corporation and XOMA assigned certain T cell receptor ("TCR") intellectual property to The Immune Response Corporation ("IRC") in exchange for cash, IRC common stock and future royalties. IRC owns additional TCR-related intellectual property and is developing pharmaceutical products using this technology for the treatment of autoimmune diseases. In 2000, IRC announced it had started a Phase II study of a TCR-based vaccine against multiple sclerosis (MS).

     Additionally, XOMA continues to seek opportunities to realize value from products and technologies outside its core research efforts, including osteoinductive proteins for bone repair and Thaumatin, a non-carcinogenic protein for low-calorie flavor enhancement. Discussions are ongoing with various entities that have expressed interest in these products and technologies. No assurance can be given that any agreement or agreements will be reached as a result of the ongoing discussions.

Development and Marketing Arrangements

     The Company's strategy with respect to its proprietary products is to enter into arrangements with established pharmaceutical company partners in order to facilitate and finance development and marketing. Assuming timely regulatory approval, which cannot be assured, the successful commercialization of XOMA's products will depend to a large extent upon the marketing capabilities of any pharmaceutical partners.

Baxter

     In January of 2000, XOMA entered into license and supply agreements with the Hyland Immuno division of Baxter for NEUPREX(R) in multiple antibacterial and anti-endotoxin indications. The agreements provide for initial and other payments of up to $35 million for meningococcemia. In addition, Baxter has committed to fund development of the product in multiple indications. Baxter will pay all future development costs, and XOMA may receive additional milestone payments related to additional indications. XOMA will receive royalties from future rBPI sales and will supply initial product needs from its Berkeley manufacturing facility.

BPI-related Ophthalmics

     In June of 1999, XOMA entered into an agreement with Allergan to develop ophthalmic anti-infectives that combine rBPI with antibiotics. In December of 2000, Allergan terminated its agreement with XOMA. All rights reverted to XOMA. The Company is currently evaluating alternatives for the continuation of this program.

Genentech

     In April of 1996, XOMA and Genentech entered into an agreement whereby XOMA agreed to co-develop Genentech's humanized monoclonal antibody product Xanelim(TM). In April of 1999, the companies extended and expanded the agreement. XOMA will receive 25% of U.S. operating profits from Xanelim(TM) in all indications, and a royalty on sales outside the United States. Genentech will continue to finance XOMA's share of development costs via convertible subordinated loans, due at the earlier of 2005 or first product approval, which may be repaid using company equity.

Onyx

     In January of 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx. The initial term is five years, with options to extend for additional periods. Terms of the agreement include an initial payment, payments for development work and material produced, and payments upon achieving key milestones. XOMA's objectives are to increase the fermentation volume to commercial scale, to improve the purification process, to seek FDA licensure of its manufacturing facility for CI-1042, and to produce material for use in clinical testing and for commercial sale upon approval. While dependent on the pace and outcome of clinical trials, regulatory approval, sales volume and other factors, the financial scope of the agreement during the initial term is projected to exceed $35 million. Certain payments under this agreement are pending clinical outcome, and no assurance can be given that any of the clinical trials will yield data that warrants pursuing this product.

Other

     The Company is seeking development and marketing partners for additional BPI-derived products and Genimune(TM). No assurance can be given regarding the timing or likelihood of future collaborative arrangements or of product licensure.

     From time to time, the Company reviews development opportunities with other biotechnology companies with a view toward providing process scale-up, regulatory and/or clinical services to them.

Competition

     The biotechnology and pharmaceutical industries are subject to continuous and substantial technological change. Competition in the areas of recombinant DNA-based and antibody-based technologies is intense and expected to increase as new technologies emerge and established biotechnology firms and large chemical and pharmaceutical companies continue to advance in the field. A number of these large pharmaceutical and chemical companies have enhanced their capabilities by entering into arrangements with or acquiring biotechnology companies or entering into business combinations with other large pharmaceutical companies. Many of these companies have significantly greater financial resources, larger research and development and marketing staffs and larger production facilities than those of XOMA. Moreover, certain of these companies have extensive experience in undertaking preclinical testing and human clinical trials. These factors may enable other companies to develop products and processes competitive with or superior to those of the Company. In addition, a significant amount of research in biotechnology is being carried out in universities and other non-profit research organizations. These entities are becoming increasingly interested in the commercial value of their work and may become more aggressive in seeking patent protection and licensing arrangements. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or uncompetitive.

     Without limiting the foregoing, XOMA is aware that Biogen Inc. is currently testing a product in Phase III clinical trials for moderate-to-severe chronic plaque psoriasis, Centocor Inc., a unit of Johnson & Johnson, is testing its rheumatoid arthritis and Crohn's disease drug in Phase II trials in psoriasis, Immunex Corp. may be testing its rheumatoid arthritis drug in psoriasis and Medarex, Inc. may be developing a monoclonal antibody product for treatment of inflammatory skin disorders. A number of companies are developing monoclonal antibodies targeting cancers, which may prove more effective than CI-1042 or the ING-1 antibody. It is possible that other companies may be developing one or more products that will be competitive with BPI, and there can be no assurance that such product(s) will not prove to be more effective than or receive regulatory approval prior to NEUPREX(R) or any BPI-derived ophthalmic product developed by XOMA.

Regulatory

     XOMA's products are subject to comprehensive preclinical and clinical testing requirements and to approval processes by the FDA and similar authorities in other countries. The Company's products are primarily regulated on a product-by-product basis under the U.S. Food, Drug and Cosmetic Act and
Section 351(a) of the Public Health Service Act. Most of the Company's human therapeutic products are or will be classified as biologic products and would be subject to regulation by CBER. Approval of a biologic for commercialization requires licensure of the product and the manufacturing facilities.

     The FDA regulatory process is carried out in several phases. Prior to beginning clinical testing of a proposed new biologic product, an IND is filed with the FDA. This document contains scientific information on the proposed product, including results of testing of the product in animal and laboratory models. Also included is information on manufacture of the product and studies on toxicity in animals, and a clinical protocol outlining the initial investigation in humans.

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

     Following completion of clinical trials, a BLA is submitted to the FDA to request marketing approval. Internal FDA committees are formed which evaluate the application, including scientific background information, animal and laboratory efficacy studies, toxicology, manufacturing facility and clinical data. During the review process, a dialogue between the FDA and the applicant is established in which FDA questions are raised and additional information is submitted. During the final stages of the approval process, the FDA generally requests presentation of clinical or other data before an FDA advisory committee, at which point, some or all of such data may become available. Also, during the later stages of review, the FDA conducts an inspection of the manufacturing facility to establish that the product is made in conformity with good manufacturing practice (GMP). If all outstanding issues are satisfactorily resolved and labeling established, the FDA issues a license for the product and for the manufacturing facility, thereby authorizing commercial distribution.

     The FDA has substantial discretion in both the product approval process and the manufacturing approval process, and it is not possible to predict at what point, or whether, the FDA will be satisfied with the Company's submissions or whether the FDA will raise questions which may delay or preclude product approval or manufacturing facility approval. As additional clinical data is accumulated, it will be submitted to the FDA and may have a material impact on the FDA product approval process. Given that regulatory review is an interactive and continuous process, the Company has adopted a policy of limiting announcements and comments upon the specific details of the ongoing regulatory review of its products, subject to its obligations under the securities laws, until definitive action is taken. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

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

     The rapporteur and co-rapporteur are drawn from the CPMP membership representing member states of the European Union. They liaise with the applicant on behalf of the CPMP in an effort to provide answers to queries raised by the CPMP. Their assessment report(s) is circulated to and considered by the full CPMP membership, leading to the production ultimately of a CPMP opinion which is transmitted to the applicant and Commission. The final decision on an application is issued by the Commission. When a positive decision is reached, a Marketing Authorization, or "MA," will be issued. Once approval is granted, the product can be marketed under the single European MA in all member states of the European Union. Consistent with the single MA, the labeling for Europe is identical throughout all member states except that all labeling must be translated into the local language of the country of intended importation and in relation to the content of the so called "blue box" on the outer packaging in which locally required information may be inserted. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

Patents and Trade Secrets

     As a result of its ongoing activities, the Company holds and is in the process of applying for a number of patents in the United States and abroad to protect its products and important processes. The Company also has obtained or has the right to obtain exclusive licenses to certain patents and applications filed by others. However, the patent position of biotechnology companies generally is highly uncertain and no consistent policy regarding the breadth of allowed claims has emerged from the actions of the U.S. Patent and Trademark Office (the "Patent Office") with respect to biotechnology patents. Accordingly, no assurance can be given that the Company's patents will afford protection against competitors with similar technologies, or that others will not obtain patents claiming aspects similar to those covered by the Company's patent applications.

     During the period from September of 1994 to December of 2000, the Patent Office issued 51 patents to the Company related to its BPI-related products, including novel compositions, their manufacture, formulation, assay and use. The Company has received Notices of Allowance from the Patent Office for three additional U.S. patents and has more than 20 pending patent applications worldwide related to its BPI-related products. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S. The Company believes that these patents, together with those of NYU and Incyte Pharmaceuticals, Inc. ("Incyte"), will provide comprehensive protection for the manufacture, use and sale of its BPI-derived products in the U.S.

     The Company is the exclusive licensee of BPI-related patents and applications owned by NYU. These include six issued U.S. patents directed to novel BPI-related protein and DNA compositions, as well as their production and uses. U.S. Patent Nos. 5,198,541 and 5,641,874, issued to NYU, relate to the recombinant production of BPI. The Company believes that these patents have substantial value because they cover certain production methodologies that allow production of commercial-scale quantities of BPI for human use. In addition, the European Patent Office granted to NYU, EP 375724, with claims to N-terminal BPI fragments and their use, alone or in conjunction with antibiotics, for the treatment of conditions associated with bacterial infections.

     Between 1992 and 2000, seven patents related to BPI were issued to Incyte Genomics, Inc. ("Incyte") by the Patent Office directed to endotoxin-associated uses of BPI, uses of BPI with polymannuronic acid, and

LBP-BPI proteins. Effective as of July of 1998, XOMA is the exclusive licensee of BPI-related patents and applications owned by Incyte, including these seven U.S. patents, one granted European patent and pending applications worldwide.

     From January of 1996 to December of 2000, XOMA was issued seven patents directed to its LBP-related assays and products, including diagnostic and prognostic methods for measuring LBP levels in humans. XOMA has also acquired from Johnson & Johnson an exclusive sublicense to their LBP-related portfolio, including five U.S. patents issued to the discoverers of LBP, Drs. Richard Ulevitch and Peter Tobias, at the Scripps Research Institute in San Diego.

     During the period from July of 1991 to December of 2000, the Patent Office issued eight patents and one Notice of Allowance to the Company related to its bacterial expression technology, including claims to novel promoter sequences, secretion signal sequences, compositions and methods for expression and secretion of recombinant proteins from bacteria, including immunoglobulin gene products. U.S. Patent No. 5,028,530, issued to the Company, is directed to expression vehicles containing an AraB promoter, host cells and processes for regulated expression of recombinant proteins. U.S. Patent Nos. 5,576,195 and 5,846,818 are related to DNA encoding a pectate lyase signal sequence, recombinant vectors, host cells and methods for production and externalization of recombinant proteins. U.S. Patent Nos. 5,595,898, 5,698,435 and 5,618,920 address secretable immunoglobulin chains, DNA encoding the chains and methods for their recombinant production. U.S. Patent Nos. 5,693,493 and 5,698,417 relate to methods for recombinant production/secretion of functional immunoglobulin molecules. Numerous foreign patents have been granted which, along with additional pending foreign patent applications, correspond to the patents issued and allowed in the U.S.

     If certain patents issued to others are upheld or if certain patent applications filed by others issue and are upheld, the Company may require certain licenses from others in order to develop and commercialize certain potential products incorporating the Company's technology. There can be no assurance that such licenses, if required, will be available on acceptable terms.

Research and License Agreements

     XOMA has contracted with a number of academic and institutional collaborators to conduct research and development activities. Under these agreements the Company generally funds either the research and development or evaluation of products, technologies or both, will own or obtain exclusive licenses to products or technologies developed, and may pay royalties on sales of products covered by certain licenses. The rates and durations of such royalty payments vary by product and institution, and range generally for periods from five years to indefinite duration. Aggregate expenses of the Company under all of its research agreements totaled $0.1million, $0.1 million and $0.1 million in 2000, 1999 and 1998, respectively. The Company has entered into certain license agreements with respect to the following products:

     In August of 1990, XOMA entered into a research collaboration and license agreement with NYU whereby XOMA obtained an exclusive license to patent rights for DNA materials and genetic engineering methods for the production of BPI and fragments thereof. BPI is part of the body's natural defense system against infection and XOMA is investigating the use of products based on BPI for various indications. XOMA has obtained an exclusive, worldwide license for the development, manufacture, sale and use of BPI products for all therapeutic and diagnostic uses, and it has paid a license fee and will make milestone payments and pay royalties to NYU on the sale of such products. The license becomes fully paid upon the later of the expiration of the relevant patents or fifteen years after the first commercial sale, subject to NYU's right to terminate for certain events of default.

     In July of 1998, XOMA entered into a license agreement with Incyte whereby XOMA obtained an exclusive license to all of Incyte's patent rights relating to BPI. XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million, and made a $1.5 million advance royalty payment, one-half in cash and one-half in XOMA common shares. XOMA also issued warrants to Incyte to purchase 250,000 XOMA common shares at $6.00 per share. Due to offsets against other royalties, XOMA may not ultimately incur increased total BPI royalty payments as a result of this license.

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

Employees

     As of December 31, 2000, XOMA employed 161 full-time employees at its Berkeley and Santa Monica, California facilities. XOMA plans to consolidate its Santa Monica operations into its Berkeley facilities by mid-2001. The Company's employees are engaged in clinical, manufacturing, quality assurance and control, research and product development activities, and in executive, finance and administrative positions. The Company considers its employee relations to be excellent.

Item 2. Properties

     XOMA's principal product development and manufacturing facilities are located in Berkeley, California. The Company leases 83,000 square feet of space in Berkeley including approximately 35,000 square feet of research and development laboratories, 32,000 square feet of production and production support facilities and 16,000 square feet of office space. Separately, a 16,500 square foot Technology Development facility is owned by XOMA.

     XOMA also leases offices, laboratories and a manufacturing and scale-up facility occupying approximately 15,000 square feet in Santa Monica, California. In connection with its transfer of all Santa Monica operations to Berkeley in 2001, the Company is terminating the Santa Monica lease obligation. The Company also owns a 6,750 square foot parking lot in Santa Monica and plans to sell that property.

     The principal executive offices of XOMA are located at 2910 Seventh Street, Berkeley, California 94710 U.S.A. (telephone 510-644-1170).

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Officers

     The officers of the Company are as follows:

 Name                                             Age       Title
 ----                                             ---       -----

 John L. Castello                                 64        Chairman of the Board, President and
                                                                Chief Executive Officer

 Patrick J. Scannon, M.D., Ph.D.                  53        Chief Scientific and Medical Officer, Senior Vice
                                                                President and Director

 Clarence L. Dellio                               55        Senior Vice President, Operations

 Marc D. Better, Ph.D.                            45        Vice President, Technical Development and Santa
                                                                Monica Operations

 Daniel P. Cafaro                                 44        Vice President, Regulatory Affairs

 Ronald H. Carlson, Ph.D.                         48        Vice President, Quality

 Stephen F. Carroll, Ph.D.                        49        Vice President, Preclinical Research

 Peter B. Davis                                   54        Vice President, Finance and Chief Financial
                                                                Officer

 Marvin R. Garovoy, M.D.                          57        Vice President, Clinical and Medical Affairs

 Christopher J. Margolin                          54        Vice President, General Counsel and Secretary

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

                                                 Price Range
                                                 -----------
                                            High                Low
                                            ----                ---
1999:
----
First Quarter                              $4-3/16            $2-13/16
Second Quarter                              6-3/4              2-1/2
Third Quarter                               8                  2-1/32
Fourth Quarter                              3-3/4              2

2000:
----
First Quarter                             $16                 $2-3/4
Second Quarter                             10-1/8              3-1/8
Third Quarter                              14-3/4              4
Fourth Quarter                             15-1/4              7-3/4

     On February 28, 2001, there were approximately 3,454 record holders of XOMA's common shares.

     The Company has not paid dividends on its common shares. The Company currently intends to retain any earnings for use in the development and expansion of its business. The Company, therefore, does not anticipate paying cash dividends on its common shares in the foreseeable future (see Note 4 to the Consolidated Financial Statements, "SHARE CAPITAL").

Item 6. Selected Financial Data

     The following table contains selected financial information including statement of operations and balance sheet data of XOMA for the years 1996 through 2000. The selected financial information has been derived from the audited Consolidated Financial Statements of XOMA. The selected financial information should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below. The data set forth below is not necessarily indicative of the results of future operations.

                                                                  Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                            2000           1999            1998            1997           1996
                                            ----           ----            ----            ----           ----
                                                         (In thousands, except per share amounts)
Statement of
Operations Data
Total revenues (1)                       $    6,659     $    2,361     $    6,345       $ 18,383       $    3,604
Total operating costs and
  expenses (2)                               36,075         47,534         54,184         35,552           31,826
Other income (expense), net (3)                   4           (606)           636          1,404             (888)
                                      -------------     ----------     ----------      ---------       ----------
Net loss                                 $  (29,412)    $  (45,779)    $  (47,203)      $(15,765)      $  (29,110)
                                      =============     ==========     ==========      =========       ==========
Net loss per common share                $    (0.45)    $    (0.87)    $    (1.16)      $  (0.44)      $   (0.90)
                                      =============     ==========     ==========      =========       ==========

                                                                       December 31,
                                       ------------------------------------------------------------------------------
                                            2000           1999            1998            1997           1996
                                            ----           ----            ----            ----           ----
Balance Sheet Data
Cash (4)                                $  35,043       $   18,539      $  28,287       $  55,146      $   46,982
Total assets                               45,212           28,312         37,304          64,776          57,675
Long-term debt                             39,488           34,724         26,513          24,773          14,516
Redeemable convertible
  preference shares                            --               --          6,440              --              --
Accumulated deficit                      (479,589)        (450,177)      (404,343)       (354,526)       (337,195)
Shareholders' equity (net
  capital deficiency)                   $  (8,590)      $  (16,846)     $  (6,190)      $  31,240      $   34,748

(1) In 2000, includes $6.5 million of license fees and contract revenue from Baxter. In 1999, includes non-refundable license fee and milestone payment from Allergan and proceeds from the assignment of intellectual property rights to IRC. In 1998, includes a $2.0 million milestone payment from Genentech and $4.3 million in license fees. In 1997, includes $17.0 million from the assignment of patent and royalty rights to Pharmaceutical Partners LLC.

(2) In 1998, includes non-recurring costs of $2.4 million to acquire rights to Incyte's BPI-related patents and $2.5 million of costs related to the change in domicile.

(3) In 1996, includes a non-recurring expense of $2.5 million relating to a securities class action lawsuit settlement.

(4) Includes cash, cash equivalents, short-term investments and interest receivable.

Quarterly Results of Operations  (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                                  Statement of Operations
                                     ----------------------------------------------------------------------------------
                                                         (In thousands, except per share amounts)
                2000                    March 31        June 30       September 30      December 31        Total
                ----                    --------        -------       ------------      -----------        -----
Total revenues                         $   2,572       $   2,283       $     851        $     953        $   6,659
Total operating costs and
  expenses                                 8,720           8,979           8,182           10,194           36,075
Other income (expense), net                 (136)            370             (67)            (163)               4
                                       ---------       ---------       ---------        ---------        ---------
Net loss                               $  (6,284)      $  (6,326)      $  (7,398)       $  (9,404)       $ (29,412)
                                       =========       =========       =========        =========        =========
Net loss per common share                 $(0.10)         $(0.10)         $(0.11)          $(0.14)          $(0.45)
                                       =========       =========       =========        =========        =========



                1999                    March 31        June 30       September 30      December 31        Total
                ----                    --------        -------       ------------      -----------        -----
Total revenues                         $      20        $    547       $      32         $  1,762        $   2,361
Total operating costs and
  expenses                                13,653          12,767          11,440            9,674           47,534
Other income (expense), net                  (25)           (143)           (218)            (220)            (606)
                                       ---------       ---------       ---------        ---------        ---------
Net loss                                 (13,658)        (12,363)        (11,626)          (8,132)         (45,779)
Preference share dividends                   (55)             --              --               --              (55)
                                       ---------       ---------       ---------        ---------        ---------
Net loss available to common
shareholders                           $ (13,713)       $(12,363)      $ (11,626)        $ (8,132)       $ (45,834)
                                       =========       =========       =========        =========        =========
Net loss per common share               $(0.28)           $(0.24)         $(0.21)          $(0.14)          $(0.87)
                                       =========       =========       =========        =========        =========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     XOMA is a biopharmaceutical company that develops and manufactures products to treat cancer, immunological and inflammatory disorders, and infectious diseases.

     The Company and Genentech are developing the Xanelim(TM) humanized monoclonal antibody product in collaboration. The product has completed patient enrollment in two Phase III clinical trials in psoriasis patients.

Enrollment in a Phase I/II study in kidney transplant patients was also completed in 2000. Genentech is providing funding for development and clinical trials through a cost sharing arrangement. Genentech will continue to finance XOMA's share of development costs via long-term subordinated notes.

     Additional antibody products being developed by the Company include ING-1, which is in Phase I testing in adenocarcinomas, and Genimune(TM), which is in preclinical testing for cancer and autoimmune disease.

     The Company is developing novel therapeutic products from recombinant bactericidal/permeability-increasing protein, a human host-defense protein. The first BPI-derived product, NEUPREX(R), has completed a Phase III trial in meningococcemia and has been in clinical trials in four additional indications. XOMA has entered into license and supply agreements with Baxter for NEUPREX(R).

     Other BPI-derived products in preclinical development include Mycoprex(TM), a peptide-derived compound initially targeting systemic fungal infections, anti-infective and anti-angiogenic compounds.

     In December of 1998, the shareholders of the Company (formerly XOMA Corporation) approved a proposal to change XOMA's legal domicile from Delaware to Bermuda. The change was effective December 31, 1998, was tax free to the shareholders, had little or no tax cost to the Company, and did not affect operations.

     In January of 2000, the Company's shareholders approved an increase in authorized share capital by 65,000,000 common shares to 135,000,000.

     The Company incurred a net loss in each of the past three years and is expected to continue to operate at a loss until regulatory approval and commencement of commercial sales of its products. The timing of product approvals is uncertain, and there can be no assurance that approvals will be granted or that revenues from product sales will be sufficient to attain profitability.

     Revenues

     Total revenues were $6.7 million in 2000, compared with $2.4 million in 1999 and $6.3 million in 1998. Revenues for 2000 include $6.5 million of license fees and contract revenue from Baxter related to NEUPREX(R). Revenues for 1999 included a non-refundable licensing fee and first milestone payment from Allergan, related to the use of rBPI in combination with antibiotics for the treatment of ophthalmic infections, and also proceeds from the assignment of TCR intellectual property to The Immune Response Corporation. Revenues for 1998 included $2.0 million in non-refundable milestone payments from Genentech for Xanelim(TM) development and $4.3 million in non-refundable license fees.

     Costs and Expenses

     In 2000, research and development expenses decreased by $11.4 million (28%) compared to 1999, following a $2.4 million (5%) decrease from 1998 to 1999. The decrease from 1999 to 2000 was primarily due to lower spending on clinical trials for the NEUPREX(R) product, partially offset by increased expenses for Xanelim(TM), ING-1 and Genimune(TM). The Company anticipates research and development expenditures may vary considerably from year to year.

     General and administrative expenses for 2000 were essentially at the same level as 1999, following an increase of $0.7 million (12%) from 1998 to 1999. The increase in 1999 as compared to 1998 was primarily due to costs related to licensing activities and the Company's change in domicile to Bermuda at year-end of 1998. The Company does not foresee substantial near-term changes to general and administrative expenditures.

     Interest income was $1.3 million higher in 2000 than 1999, reflecting a higher cash investment balance. Interest and other expense in 2000, 1999 and 1998 mainly consists of interest on the convertible notes due to Genentech in 2005, which compounds semi-annually and accrues interest at a rate of LIBOR plus 1% (8.00% at December 31, 2000), and has been increasing due to higher interest rates and the higher convertible note balance. Other expense in 1998 included costs of $2.4 million related to an exclusive license for all of Incyte's BPI-related patents and patent applications and $2.5 million for the expenses related to the change in the Company's legal domicile from Delaware to Bermuda.

     Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments increased by $16.7 million to $35.2 million at December 31, 2000. Financing activities of $40.0 million include $29.0 million of net proceeds from a private placement in February of 2000 and $5.1 million net funding from Genentech under the Xanelim(TM) development agreement. The Company's cash, cash equivalents and short-term investments are expected to continue to decrease while the Company pursues FDA licensure, except to the extent the Company is able to secure additional funding.

     Net cash used in operating activities was $22.5 million in 2000, compared with $43.1 million in 1999 and $37.7 million in 1998. The decrease in cash used in operating activities in 2000 compared to 1999 is mainly due to lower spending on clinical trials, and cash proceeds from the Baxter transaction. Approximately $1.5 million of the expenses accrued in 1998 for the change in domicile were actually paid in 1999. Net capital expenditures for 2000, 1999 and 1998 were $1.5 million, $1.0 million and $0.9 million, respectively.

     The present outlook is for slightly lower losses in 2001 than recorded in 2000; however, the Company's earnings and cash flow may vary substantially depending upon the pace of product development work and developments in licensing and other collaborative relationships. Based on current spending levels and after giving effect to the Onyx transaction described below, XOMA management believes that the Company's cash position and resulting interest income are sufficient to finance the Company's currently anticipated operating expenses, working capital, equipment acquisitions and research projects, through approximately the end of 2002. The Company continues to evaluate strategic alliances, potential partnerships and financing arrangements that would further strengthen its competitive position and provide additional funding. The Company cannot predict whether or when any such alliance(s), partnership(s) or financing(s) will be consummated or whether additional funding will be available when required and on terms acceptable to the Company.

     In January of 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx under which the Company will scale-up production to commercial volume and manufacture Onyx's CI-1042 product. The initial term of the agreement is five years, with options to extend for additional periods. Terms of the agreement include an initial payment, payments for development work and material produced, and payments upon achieving key milestones. XOMA's objective are to increase the fermentation volume to commercial scale, to improve the purification process, to seek FDA licensure of its manufacturing facility for CI-1042, and to produce material for use in clinical testing and for commercial sale upon approval. While dependent on the pace and outcome of clinical trials, regulatory approval, sales volume and other factors, the financial scope of the agreement during the initial term is projected to exceed $35 million. Certain payments under this agreement are pending clinical and regulatory outcomes, and other contingencies, and no assurance can be given that any of the clinical trials will yield data that warrants pursuing this product.

     Although operations are influenced by general economic conditions, the Company does not believe that inflation had a material impact on financial results for the periods presented. The Company believes that it is not dependent on materials or other resources that would be significantly impacted by inflation or changing economic conditions in the foreseeable future.

     Recent Accounting Pronouncements

     In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). XOMA is required to adopt SFAS 133 for the year ending December 31, 2001. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial position or results of operations.

     In March of 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), an interpretation of APB 25. This interpretation clarifies: (a) the definition of employees for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000. The effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

     Forward-Looking Statements

     Certain statements contained herein related to the estimated size of the Company's loss for 2001, the sufficiency of its cash resources, existing and potential collaborative and licensing relationships and current plans for product development including the progress of clinical trials and timing of clinical trials and regulatory filings, or that otherwise relate to future periods are "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events that may not prove accurate. The forward-looking statements involve risks and uncertainties including, but not limited to, size and timing of expenditures, unanticipated expenditures, availability of funds, changes in the status of existing collaborative relationships, availability of additional collaboration opportunities, timing of results of pending or future clinical trials, market demand for products, the ability of collaborators and other partners to meet their obligations, actions by the FDA and future actions by the Patent Office, as well as more general risks and uncertainties related to regulatory approvals, product efficacy and development, the Company's financing needs and opportunities, the legal standards applicable to biotechnology patents, scale-up and marketing capabilities, intellectual property protection, competition, international operations, share price volatility and other risk factors referred to herein and in other of the Company's Securities and Exchange Commission filings.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. XOMA does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 2000, all cash equivalents and short-term investments are classified as fixed rate.

     XOMA also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and, therefore, variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents at December 31, 2000:

                                                                      Fair Value             Average
                                                Maturity            (in $ millions)       Interest Rate
                                                ----------------------------------------------------------

Cash equivalents, fixed rate                         Daily              $35,043                6.3%

     Other Market Risk. At December 31, 2000 the Company had a long-term convertible note outstanding, which is convertible into common shares based on the market price of the Company's common shares at the time of conversion. A 10% decrease in the market price of the Company's common shares would increase the number of shares issuable upon conversion of either security by approximately 11%. An increase in the market price of Company common shares of 10% would decrease the shares issuable by approximately 9%. (See Note 4 to the Consolidated Financial Statements.)

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements of the registrant, related notes, and reports of independent auditors are set forth beginning on page F1 of this report.

      Report of Ernst & Young LLP, Independent Auditors
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statement of Shareholders' Equity (Net Capital Deficiency) Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 10. Directors and Executive Officers of the Registrant

     The section labeled "Proposal 1 -- Election of Directors" appearing in the Company's proxy statement for the 2001 annual general meeting of shareholders is incorporated herein by reference. Information concerning the Company's executive officers is set forth in Part I of this Report on Form 10-K.

Item 11. Executive Compensation

     The section labeled "Compensation of Executive Officers" appearing in the Company's proxy statement for the 2001 annual general meeting of shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The section labeled "Share Ownership" appearing in the Company's proxy statement for the 2001 annual general meeting of shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The section labeled "Certain Transactions" appearing in the Company's proxy statement for the 2001 annual general meeting of shareholders is incorporated herein by reference.

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

          (3)  Exhibits:

               See "Index to Exhibits."

     (b)  Reports on Form 8-K:

          Amendment No. 2 on Form 8-K/A dated November 16, 2000 and filed November 17, 2000 (File No. 000-26169).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 2001.

                              XOMA Ltd.

                              By   /s/ John L. Castello
                                   --------------------------------------------
                                   John L. Castello,
                                   Chairman of the Board, President
                                   and Chief Executive Officer

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

Signature                                     Title                                        Date
---------                                     -----                                        ----

/s/ John L. Castello                          Chairman of the Board, President             March 21, 2001
-----------------------------------           and Chief Executive Officer
(John L. Castello)

/s/ Patrick J. Scannon                        Chief Scientific and Medical Officer,        March 21, 2001
-----------------------------------           Senior Vice President and Director
(Patrick J. Scannon)

/s/ Peter B. Davis                            Vice President, Finance and                  March 21, 2001
-----------------------------------           Chief Financial Officer (Principal
(Peter B. Davis)                               Financial and Accounting Officer)


/s/ James G. Andress                          Director                                     March 21, 2001
-----------------------------------
(James G. Andress)

/s/ William K. Bowes, Jr.                     Director                                     March 21, 2001
-----------------------------------
(William K. Bowes, Jr.)

/s/ Arthur Kornberg                           Director                                     March 21, 2001
-----------------------------------
(Arthur Kornberg)

/s/ Steven C. Mendell                         Director                                     March 21, 2001
-----------------------------------
(Steven C. Mendell)

/s/ W. Denman Van Ness                        Director                                     March 21, 2001
-----------------------------------
(W. Denman Van Ness)

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Report of Ernst & Young LLP, Independent Auditors............         F-2
Consolidated Balance Sheets..................................         F-3
Consolidated Statements of Operations........................         F-4
Consolidated Statement of Shareholders' Equity
  (Net Capital Deficiency)...................................         F-5
Consolidated Statements of Cash Flows........................         F-6
Notes to Consolidated Financial Statements...................         F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of XOMA Ltd.

     We have audited the accompanying consolidated balance sheets of XOMA Ltd. as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOMA Ltd. as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                               /s/ ERNST & YOUNG LLP


Palo Alto, California
February 9, 2001

                                    XOMA Ltd.

                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except par and per share amounts)

                                                                                         December 31,
                                                                                         ------------
ASSETS                                                                             2000                 1999
                                                                                   ----                 ----
CURRENT ASSETS:
  Cash and cash equivalents                                                      $ 35,043             $ 18,539
  Short-term investments                                                              172                   --
  Related party receivables                                                           237                  219
  Receivables                                                                       1,008                  658
  Prepaid expenses and other                                                          162                  679
                                                                             -----------------    -----------------
    Total current assets                                                           36,622               20,095
  Property and equipment, net                                                       8,421                3,651
  Assets held for sale                                                                 --                4,442
  Deposits and other                                                                  169                  124
                                                                             -----------------    -----------------
                                                                                 $ 45,212             $ 28,312
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY (Net Capital Deficiency)

CURRENT LIABILITIES:
  Accounts payable                                                                $ 2,515              $ 3,915
  Accrued liabilities                                                               4,311                6,519
  Capital lease obligations--current                                                  185                   --
  Deferred revenue--current                                                         3,333                   --
                                                                             -----------------    -----------------
    Total current liabilities                                                      10,344               10,434
  Capital lease obligations--long-term                                                361                   --
  Deferred revenue--long-term                                                       3,609                   --
  Convertible subordinated notes                                                   39,488               34,724
                                                                             -----------------    -----------------
    Total liabilities                                                              53,802               45,158
                                                                             -----------------    -----------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY (Net Capital Deficiency):
Preference shares, $.05 par value, 1,000,000 shares authorized, no
  shares            issued and outstanding                                             --                   --
Common shares, $.0005 par value, 135,000,000 shares authorized, and
  66,107,946 and 58,324,058 shares outstanding at December 31, 2000 and
  1999, respectively                                                                   33                   29
Paid-in capital                                                                   471,066              433,302
Accumulated comprehensive income (loss)                                              (100)                  --
Accumulated deficit                                                              (479,589)            (450,177)
                                                                             -----------------    -----------------
    Total shareholders' equity (net capital deficiency)                            (8,590)             (16,846)
                                                                             -----------------    -----------------
                                                                                 $ 45,212             $ 28,312
                                                                             =================    =================

         The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA Ltd.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                           Year ended December 31,
                                                            -------------------------------------------------------
                                                                  2000                1999               1998
                                                                  ----                ----               ----
REVENUES:
   License fees and contract revenue                               $ 6,659          $ 2,361            $ 4,345
   Collaborative research agreements                                    --               --              2,000
                                                            ------------------  -----------------   ---------------
        Total revenues                                               6,659            2,361              6,345
                                                            ------------------  -----------------   ---------------

OPERATING COSTS AND EXPENSES:
  Research and development                                          30,006           41,454             43,839
  General and administrative                                         6,069            6,080              5,430
  Other:
     License fee                                                        --               --              2,415
     Change in domicile                                                 --               --              2,500
                                                            ------------------  -----------------   ---------------
        Total operating costs and expenses                          36,075           47,534             54,184
                                                            ------------------  -----------------   ---------------
        Loss from operations                                       (29,416)         (45,173)           (47,839)

OTHER INCOME (EXPENSE):
  Investment and other income                                        2,684            1,159              2,269
  Interest and other expense                                        (2,680)          (1,765)            (1,633)
        Net loss                                                   (29,412)         (45,779)           (47,203)
  Preference share dividends                                            --              (55)            (2,614)
                                                            ------------------  -----------------   ---------------
        Net loss available to common shareholders                 $(29,412)        $(45,834)          $(49,817)
                                                            ==================  =================   ===============
BASIC AND DILUTED NET LOSS
       PER COMMON SHARE                                             $(0.45)          $(0.87)             $(1.16)
                                                            ==================  =================   ===============
SHARES USED IN COMPUTING BASIC AND
      DILUTED NET LOSS PER COMMON SHARE                             64,719           52,705             42,895
                                                            ==================  =================   ===============

         The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA Ltd.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                                 (In thousands)

                                                            Shareholder's Equity (Net Capital Deficiency)
                                                          -------------------------------------------------

                                                             Preference Shares            Common Shares
                                                            Shares       Amount      Shares         Amount

BALANCE, DECEMBER 31, 1997                                       1    $    --         39,891    $      20
Exercise of share options, contributions to 401(k)
  and incentive plans                                         --           --            111         --
Issuance of common shares for technology license              --           --            158         --
Issuance of common shares for legal settlement                --           --            344            1
Issuance of Series C redeemable convertible preference
shares,                                                      1,250       11,093         --           --
  net of issuance costs
Conversion of Series C redeemable convertible                 (606)      (4,653)       2,678            1
preference shares
Issuance of warrants                                          --           --           --           --
Conversion of preference shares                                 (1)        --          3,643            2
Unrealized gain (loss) on investments                         --           --           --           --
Dividends on preference shares                                --           --            204         --
Net loss                                                      --           --           --           --
                                                          ---------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1998                                     644        6,440       47,029           24
Exercise of share options, contributions to 401(k)
  and incentive plans                                         --           --            195         --
Sale of common shares                                         --           --          8,613            4
Conversion of Series C redeemable convertible                 (644)      (6,440)       2,394            1
preference shares
Unrealized gain (loss) on investments                         --           --           --           --
Dividends on preference shares                                --           --             93         --
Net loss                                                      --           --           --           --
                                                          ---------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1999                                    --           --         58,324           29
Exercise of share options, contributions to 401(k)
  and incentive plans                                         --           --          1,053            1
Exercise of warrants                                          --           --            204         --
Sale of common shares                                         --           --          6,145            3
Conversion of redeemable debentures for common shares         --           --            382         --
Comprehensive loss:
  Unrealized gain (loss) on investments                       --           --           --           --
  Net loss                                                    --           --           --           --
                                                          ---------  ------------  ------------  ------------
  Comprehensive loss                                          --           --           --           --
                                                          ---------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 2000                                    --          $--        66,108        $   33
                                                          =========  ============  ============  ============

                                                             Shareholder's Equity (Net Capital Deficiency)
                                                          ---------------------------------------------------
                                                                                    Total Shareholders'
                                                         Paid-In      Accumulated   Equity (Net Capital
                                                         Capital        Deficit       Deficiency)


BALANCE, DECEMBER 31, 1997                               $ 385,746    $(354,526)   $  31,240
Exercise of share options, contributions to 401(k)
  and incentive plans                                          501         --            501
Issuance of common shares for technology license               750         --            750
Issuance of common shares for legal settlement               1,896         --          1,897
Issuance of Series C redeemable convertible preference
shares,                                                       --           --           --
  net of issuance costs
Conversion of Series C redeemable convertible                4,652         --          4,653
preference shares
Issuance of warrants                                         1,915         --          1,915
Conversion of preference shares                                 (2)        --           --
Unrealized gain (loss) on investments                            2         --              2
Dividends on preference shares                               2,669       (2,614)          55
Net loss                                                      --        (47,203)     (47,203)
                                                         ---------    ---------    ---------
BALANCE, DECEMBER 31, 1998                                 398,129     (404,343)      (6,190)
Exercise of share options, contributions to 401(k)
  and incentive plans                                          661         --            661
Sale of common shares                                       27,827         --         27,831
Conversion of Series C redeemable convertible                6,439         --          6,440
preference shares
Unrealized gain (loss) on investments                           (1)        --             (1)
Dividends on preference shares                                 247          (55)         192
Net loss                                                      --        (45,779)     (45,779)
                                                         ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999                                 433,302     (450,177)     (16,846)
Exercise of share options, contributions to 401(k)
  and incentive plans                                        4,570         --          4,571
Exercise of warrants                                         1,192         --          1,192
Sale of common shares                                       28,967         --         28,970
Conversion of redeemable debentures for common shares        3,035         --          3,035
Comprehensive loss:
  Unrealized gain (loss) on investments                       --           --           (100)
  Net loss                                                    --        (29,412)     (29,412)
  Comprehensive loss                                          --           --        (29,512)
                                                        ----------    ---------    ---------
BALANCE, DECEMBER 31, 2000                               $ 471,066    $(479,589)   $  (8,590)
                                                        ==========    =========    =========

                            The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA Ltd.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Year ended December 31,
                                                                    ---------------------------------------------------
                                                                         2000             1999               1998
                                                                         ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $(29,412)         $(45,779)          $(47,203)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization                                          1,189             1,233              1,645
   Common shares contributed to 401(k) and
     management incentive plans                                             421               391                403
   Issuance of common shares for legal settlement                            --                --              1,897
   Issuance of common shares and warrants for
     technology license                                                      --                --              1,415
   Receipt of stock in exchange for technology license                       --              (500)                --
   Amortization of deferred revenue                                      (3,058)               --                 --
   Gain on investments                                                     (278)               --                 --
   Loss (gain) on retirement of property and equipment                        2                 2                (48)
Changes in assets and liabilities:
   Related party and other receivables                                     (868)             (487)               (39)
   Prepaid expenses and other                                               517               (20)               (17)
   Deposits and other assets                                                (45)                7                 --
   Accounts payable                                                      (1,400)              400              1,871
   Accrued liabilities                                                   (2,208)              (29)               633
   Accrued interest on convertible subordinated note                      2,679             1,711              1,740
   Proceeds deferred revenue                                             10,000                --                 --
                                                                    ---------------   --------------    ---------------
       Net cash used in operating activities                            (22,461)          (43,071)           (37,703)
                                                                    ---------------   --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of short-term investments                             506            59,738             43,009
   Payments for purchases of short-term investments                          --           (43,309)           (41,518)
   Purchase of property and equipment, net of proceeds                   (1,519)             (991)              (928)
                                                                    ---------------   --------------    ---------------
       Net cash provided by (used in) investing activities               (1,013)           15,438                563
                                                                    ---------------   --------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceed from capital lease                                               546                --                 --
   Principal payments under capital lease obligations                        --              (286)              (421)
   Proceeds from issuance of convertible note                             5,820            11,000                 --
   Payments and conversion of convertible note                             (700)           (4,500)                --
   Proceeds from issuance of common or
     convertible preference shares and warrants                          34,312            28,101             12,193

                                                                    ---------------   --------------    ---------------
       Net cash provided by financing activities                         39,978            34,315             11,772
                                                                    ---------------   --------------    ---------------
   Net increase (decrease) in cash and cash equivalents                  16,504             6,682            (25,368)
   Cash and cash equivalents at beginning of year                        18,539            11,857             37,225
                                                                    ---------------   --------------    ---------------
   Cash and cash equivalents at end of year                            $ 35,043          $ 18,539           $ 11,857
                                                                    ===============   ==============    ===============

         The accompanying notes are an integral part of these consolidated financial statements.

                                    XOMA Ltd.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     XOMA Ltd. ("XOMA" or the "Company"), a Bermuda company, formerly XOMA Corporation, a Delaware company, is a biopharmaceutical company that develops and manufactures products to treat cancer, immunologic and inflammatory disorders, and infectious diseases. The Company's products are presently in various stages of development and all are subject to regulatory approval before the Company or its collaborators can commercially introduce any products. There can be no assurance that any of the products under development by the Company will be developed successfully, obtain the requisite regulatory approval or be successfully manufactured or marketed.

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

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31:

Amount (in thousands):                                            2000                1999               1998
---------------------                                             ----                ----               ----
Options for common shares                                        3,753                4,231             4,006

Warrants for common shares                                       1,444                1,884             1,464

Convertible notes, debentures and related interest            $ 39,488             $ 34,724          $ 26,513

Convertible preference shares                                       --                   --               644

Cash, Cash Equivalents and Short Term Investments

     The Company considers all highly liquid debt instruments with maturities of three months or less at the time the Company acquires them to be cash equivalents. Short term investments include equity securities classified as available-for-sale.

     Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive income
(loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment and other income. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in investment and other income.

Concentration of Risk

     Cash, cash equivalents, short term investments and accounts receivable are financial instruments, which potentially subject the Company to concentrations of credit risk. The Company maintains and invests excess cash in money market funds and repurchase agreements which bear minimal risk. The Company has not experienced any significant credit losses and does not generally require collateral on receivables. In 2000, one customer represented 97% of total revenues and the related receivable balance as of December 31, 2000 was $1,008,000.

Supplemental Cash Flow Information

     Cash paid for interest was $0.0 million, $0.0 million, and $0.1 million during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, dividends paid in common shares were $0.0 million, $0.2 million and $0.6 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     Non-cash transactions from financing activities includes the conversion of the Genentech convertible notes to equity of $3.0 million for the year ended December 31, 2000.

Fair Value of Financial Instruments

     The fair value of marketable debt and equity securities is based on quoted market prices. The carrying value of those securities approximates their fair value.

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

     Property and equipment consist of the following (in thousands):

                                                         December 31,
                                                         ------------
                                                       2000        1999
                                                       ----        ----

Equipment                                            $ 17,330     $ 16,854
Leasehold and building improvements                    15,189       15,095
Construction-in-progress                                5,293           99
                                                     --------     --------
                                                       37,812       32,048
                                                     --------     --------
Less accumulated depreciation and amortization        (29,391)     (28,397)
                                                     --------     --------
Property and equipment, net                           $ 8,421      $ 3,651
                                                      ========     =======

Assets held for sale                                 $     --      $ 4,442
                                                     ========      =======

     At December 31, 2000, property and equipment includes equipment acquired under capital lease obligations which had a cost of approximately $0.6 million and accumulated amortization of $0.1 million.

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

     In the fourth quarter of 2000, the Company decided to renovate the facility and consolidate a significant portion of its Santa Monica technical development and pilot plant functions into this facility. Due to this deci-sion, the facility was reclassified from "Asset Held for Sale" to construction-in-progress as of December 31, 2000 as the renovations are expected to be completed by mid-2001.

Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                           December 31,
                                           ------------
                                        2000          1999
                                        ----          ----

Accrued payroll costs                   $ 2,255       $ 2,928
Accrued clinical trial costs              1,151         2,957
Other                                       905           634
                                        -------       -------
                                        $ 4,311       $ 6,519
                                        =======       =======

Revenue Recognition

     Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred as provided for under the terms of the arrangements.

     The Company previously recognized non-refundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective January 1, 2000, the Company changed its method of accounting for non-refundable initial fees to recognize such fees over the period of continuing involvement by the Company such as the research and development period or the manufacturing period of the agreement, as applicable. The Company believes this accounting policy is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. As of January 1, 2000, there was no cumulative effect of an accounting change as a result of the adoption of SAB 101 and there was no pro forma effect of the adoption of SAB 101 in any year presented. In connection with the license and supply and development agreement with Baxter on January 25, 2000, the Company received $10.0 million as an initial, non-refundable fee. This initial fee was deferred and is being amortized over the period of continuing involvement, which period is estimated to be 36 months.

     Incentive milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by the results of our research efforts or by events external to the Company, such as regulatory approval to market a product or the achievement of specified sales levels by a marketing partner. Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

Reclassifications

     Certain reclassifications have been made to conform the prior years to the 2000 presentation.

Comprehensive Income (Loss)

     In 1998, the Company began to report its results of operations and financial position based upon the Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other com-prehensive income. During the years ended December 31, 2000, 1999, and 1998 these unrealized gains and losses were not material and total comprehensive loss closely equaled net loss in each period.

Income Taxes

     Income taxes are computed using the asset and liability method, under which deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Stock-Based Compensation

     In accordance with the provisions of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, and to adopt the "disclosure only" alternative described in SFAS 123. Under APB 25, if the exercise price of the Company's employee share options equals or exceeds the fair market value on the date of the grant or the fair value of the underlying shares on the date of the grant as determined by the Company's Board of Directors, no compensation expense is recognized.

Segment Information

     Effective January 1, 1998, the Company adopted Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (Statement
131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As the Company operates in a single segment, the adoption of Statement 131 had no significant effect on results of operations or the financial position of the Company.

Recent Accounting Pronouncements

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). XOMA is required to adopt SFAS 133 for the year ending December 31, 2001. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial position or results of operations.

     In March of 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), an interpretation of APB 25. This interpretation clarifies: (a) the definition of employees for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

2.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     On December 31, 2000 and 1999, cash and cash equivalents consisted of money market funds and repurchase agreements. These investments have short maturities and cost of investments approximates fair market value. The cost and gross unrealized holding loss of short term investments are $272,000 and $100,000 at December 31, 2000, respectively.

     During the years ended December 31, 2000 and 1999, available-for-sale securities incurred no significant gross realized gains or losses. Gains and losses are determined on a specific identification basis.

3.   RESEARCH AND DEVELOPMENT AGREEMENTS

     In January of 2000, Baxter's Hyland Immuno division acquired the worldwide rights to XOMA's NEUPREX(R) (rBPI21) for development in antibacterial and anti-endotoxin indications. XOMA received initial non-refundable license and signing fees of $10.0 million and may receive additional milestone payments and royalties if the product is successfully commercialized. The license and signing fees will be amortized over the period of continuing involvement, which period is expected to be 36 months. In 2000, the Company recorded an additional $3.4 million in revenue related to the continued development of the product. Under the Baxter agreements, the Company may receive payments of up to $35 million for meningococcemia. In addition, Baxter has committed to fund development of the product in multiple indications. Baxter will pay all future development costs, and XOMA may receive additional milestone payments related to additional indications. XOMA will receive royalties from future rBPI sales, and will supply initial product needs from its Berkeley manufacturing facility.

     In July of 1998, XOMA signed an exclusive license with Incyte Genomics, Inc. ("Incyte") for all of Incyte's patents and patent applications relating to bactericidal/permeability-increasing protein ("BPI"), a human host-defense protein from which XOMA is developing a pipeline of pharmaceutical products. The license provides that XOMA will pay Incyte a royalty on sales of BPI products covered by the license, up to a maximum of $11.5 million. In July of 1998, XOMA made a non-refundable $1.5 million advance royalty payment consisting of $750,000 in cash and 158,103 XOMA common shares. Incyte also received warrants (the "Incyte Warrants") to purchase 250,000 XOMA common shares at $6.00 per share. The value of the warrants and the advance royalty payment have been included in a $2.4 million charge recorded in the second quarter of 1998. The entire value of the warrants has been recorded as a non-recurring charge in the Company's statement of operations in 1998 since the technology rights received relate to very early stage research which has no assurance of commercial viability and no alternative future use.

     In April of 1996, the Company entered into a collaborative agreement with Genentech, Inc. ("Genentech") to jointly develop Xanelim(TM), for treatment of psoriasis and organ transplant rejection. In connection with the agreement, Genentech purchased 1.5 million common shares for approximately $9.0 million and has agreed to fund the Company's development costs for Xanelim(TM) until the completion of Phase III clinical trials through a series of convertible subordinated notes. During 1996, Genentech made loans totaling $13.5 million ($5.0 and $8.5 million, respectively, for funding 1996 and 1997 clinical trials and development costs) to XOMA under this arrangement. An additional loan of $10.0 million was made in December of 1997 to fund 1998 costs. Under the terms of the agreement, the Company will scale up and develop Xanelim(TM) and bring it through Phase II clinical trials. In December of 1998, Genentech made a $2.0 million milestone payment to XOMA for successful completion of a Phase II study. In April of 1999, the companies extended and expanded the agreement. XOMA is entitled to receive a 25% interest in U.S. profits from Xanelim(TM) in all indications, and a royalty on sales outside the U.S. Genentech will continue to finance XOMA's share of development costs via a long-term convertible loan, which is due at the earlier of 2005 or first product approval. In 2000, the Company received $5.1 million net funding from Genentech under the development agreement.

     In June of 1994, the Company assigned its exclusive worldwide rights in T cell receptor ("TCR") peptide technology to Connetics Corporation. In December 1999, Connetics Corporation and XOMA assigned certain TCR intellectual property to The Immune Response Corporation ("IRC") in exchange for cash, IRC common stock and future royalties. IRC owns additional TCR-related intellectual property and is developing pharmaceutical products using this technology for the treatment of autoimmune diseases. In 2000, IRC announced it had started a Phase II study of a TCR-based vaccine against multiple sclerosis (MS).

     XOMA has granted over 20 licenses to biotechnology and pharmaceutical companies for use of patented and proprietary technologies relating to a bacterial expression system used to manufacture recombinant pharmaceutical products. Licensees include: Affymax Research Institute, Alexion Pharmaceuticals, Avecia Ltd., Biosite Diagnostics Incorporated, Cantab Pharmaceuticals Research Ltd., Celltech Ltd., Eli Lilly and Company, Enzon, Inc., Genentech, Inc., the Hoechst Group, ICOS Corporation, Invitrogen Corporation, MorphoSys AG, Pasteur Merieux Serums & Vaccins, The Pharmacia & Upjohn Group and ZymoGenetics, Inc.

4.   SHARE CAPITAL

Common Shares

     In February of 2000, the Company issued 6,145,000 common shares for net proceeds of $29.0 million. The Company also issued five-year warrants to purchase up to 250,000 common shares for $5.00 per share to each of the two placement agents in this transaction. These warrants were exercisable upon issuance and expire in February of 2005.

     In July of 1999, the Company issued 3,024,086 common shares for net proceeds of $16.4 million. The Company also issued five-year warrants to purchase up to 150,000 common shares for $5.75 per share to the placement agents in this transaction.

     In January of 1999, the Company issued 2,051,254 common shares for net proceeds of $11.4 million. The price represented approximately a 60% premium over the then current market price for XOMA shares. The common shares were held in an escrow account until sold by the investors. In the third quarter of 1999, based on the then current market price of XOMA's shares, the Company contributed 768,751 additional common shares to the escrow account. The number of shares remaining in the escrow account were subject to further adjustment based on an 11% discount from the prevailing market price at such time. In the fourth quarter of 1999, the Company contributed 2,768,865 additional common shares to the escrow account. All common shares have subsequently been withdrawn from the escrow account and there will be no further adjustments.

     In July of 1998, the Company issued 158,103 common shares valued at $0.8 million to Incyte in partial payment of license fees.

     In January of 1998, the Company issued 344,168 common shares in connection with the settlement of shareholder litigation valued at $1.9 million.

Preference Shares and Preferred Stock

     In connection with the change in the Company's domicile to Bermuda from Delaware, certain of the former series of preferred stock were re-designated as new series of preference shares. Others of the former se-ries of preferred stock have already been fully converted into common shares and have not been redesignated. The following table summarizes the share amounts as of December 31, 2000:

Former Preferred Stock          Current Preference Share
Designation                     Designation                at December 31, 2000
-----------------------         -----------                --------------------

Series A                        Series A                   None issued to date
Series B                        --                         None remaining
Series C                        --                         None remaining
Series D                        --                         None remaining
Series E                        Series B                   None issued to date
Series F                        --                         None remaining
Series G                        --                         None remaining
Series H                        Series C                   None remaining

Preference Shares (current designation):

Series A. Formerly Series A Preferred Stock. As of December 31, 2000, the Company has authorized 650,000 Series A Cumulative Preference Shares of which none were outstanding at December 31, 2000, 1999, and 1998. (See "Shareholder Rights Plan" below.)

Series B. Formerly Series E Preferred Stock. (See "Convertible Subordinated
          Notes and Debentures" below.)

Series C. Formerly Series H Preferred Stock. In June of 1998, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof, issuing 1,250 shares of convertible preferred stock (now designated the "Series C Preference Shares") for proceeds of approximately $12.1 million net of cash issuance costs. Conversions of Series C Preference Shares were based on the price of common shares at the time of conversion. There was no initial discount on the conversion price, but a discount of 2% was added for each month the Series C Preference Shares were held, up to a maximum discount of 12%. A deemed dividend of $1.5 million was recorded in Paid-in capital in fiscal 1998 that represented the value of this conversion feature. No conversions were permitted below a price of $5.35 for the first 60 days. There were certain restrictions on the volume of sales of underlying common shares by the investors. The investors also received three-year warrants to purchase up to a total of 550,000 common shares at a price of $7.00 per share and additional warrants to purchase 69,000 common shares at the $7.00 price were issued to the placement agents (collectively, "1998 Warrants"). As of December 31, 1998, $6,060,000 of the Series C Preference Shares, plus accrued dividends, had been converted into 2,677,757 common shares. In 1999, the remaining $6,440,000 of Series C Preference Shares were converted into 2,393,508 common shares.

Preferred Stock (not redesignated as Preference Shares):

Series G. In August of 1997, the Company completed a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof, issuing 1,250 shares in the form of 5% Convertible Preferred Stock, Series G ("Series G Preferred") for proceeds of approximately $12.1 million net of cash issuance costs. Conversions of Series G Preferred were based on the price of common shares at the time of conversion. There was no initial discount on the conversion price, but a discount of 2% was added for each month the Series G Preferred was held, up to a maximum discount of 14%. A deemed dividend of $1.9 million has been recorded in Paid-in capital in 1997 and 1998 that represented the value of this conversion feature. No conversions were permitted below a price of $7.80 for the first 60 days. The maximum conversion price for the first six months was $9.10. There were certain restrictions on the volume of sales of underlying common shares by the investors. The investors also received three-year warrants to purchase up to a total of 432,000 common shares at a price of $10.00 per share and additional warrants to purchase 54,000 common shares at the $10.00 price were issued to the placement agents (collectively, "1997 Warrants"). As of December 31, 1998, all of the Series G Preferred, plus accrued dividends, had been converted into 4,019,581 common shares.

Convertible Subordinated Notes and Debentures

     Under the arrangement with Genentech (see Note 3) the Company receives funding for development of Xanelim(TM) in the form of convertible subordinated notes due 2005 at interest rates of LIBOR plus 1% (8.00% at December 31, 2000) compounded and reset at the end of June and December each year. Interest is payable at maturity. The Company has received $10.0 million, $8.5 million and $5.0 million of these loans in December of 1997, in April of 1996 and December of 1996, respectively. In April of 1999, the arrangement was amended to reflect a profit sharing arrangement. As a result, the loan balance will be increased by cash advances from Genentech to XOMA, by interest accruing in the loan balance and by XOMA's share of the combined development spending. The loan balance will be reduced by XOMA's spending on Xanelim(TM) development. In 2000 and 1999, the Company received $5.1 million and $6.5 million, respectively, of net funding from Genentech under the Xanelim(TM) development agreement. The notes are convertible into one Series B Preference Share at the market price of common shares at the time of conversion (7,500 shares are so designated) for each $10,000 in notes. The Series B Preference Shares are convertible into common shares. The cumulative amount of interest accrued was $7.4 million, $4.7 million and $3.0 million as of December 31, 2000, 1999 and 1998, respectively.

Management Incentive Compensation Plan

     The Board of Directors of the Company established a Management Incentive Compensation Plan effective July 1, 1993 (as amended, the "Incentive Plan"), in which management employees (other than the Chief Executive Officer), as well as certain additional discretionary participants chosen by the Chief Executive Officer, are eligible to participate.

     Awards under the Incentive Plan vest over a three-year period with 50% of each award payable during the first quarter of the following fiscal year, and 25% payable on each of the next two annual distribution dates, so long as the participant remains an employee of the Company. The 50% on the first distribution date is payable half in cash and half in common shares. The balance on the next two annual distribution dates is payable, at the election of the participant, all in cash or all in common shares or, for elections after December 31, 2000, half in cash and half in common shares. The maximum number of common shares issuable pursuant to awards made for the years ended December 31, 2000 under the Incentive Plan is 28,673, and these shares have been reserved under the Restricted Plan (as defined below).

     The amounts charged to expense under the Incentive Plan were $0.9 million, $0.8 million and $0.9 million for the plan years 2000, 1999 and 1998, respectively.

Employee Share Purchase Plan

     In 1998, the shareholders approved the 1998 Employee Share Purchase Plan (the "Share Purchase Plan") which provides employees of the Company the opportunity to purchase common shares through payroll deductions. The Company has reserved 500,000 common shares for issuance under the Share Purchase Plan. An employee may elect to have payroll deductions made under the Share Purchase Plan for the purchase of common shares in an amount not to exceed 15% of the employee's compensation. The purchase price per common share will be either (i) an amount equal to 85% of the fair market value of a common share on the first day of a 24-month offering period or on the last day of such offering period, whichever is lower, or (ii) such higher price as may be set by the Compensation Committee of the Board at the beginning of such offering period. As of December 31, 2000, payroll deductions under the Share Purchase Plan totaled $299,000.

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

Shares Reserved for Future Issuance

     The Company has reserved common shares for future issuance as of December 31, 2000 as follows:

         Share Option Plans                                      5,028,368
         Employee Share Purchase Plan                              416,848
         Warrants                                                1,443,681
                                                                 ---------
                                                                 6,888,897
                                                                 =========

     The convertible subordinated notes with Genentech are convertible into one Series B Preference Share at the market price of common shares at the time of conversion (7,500 shares are so designated) for each $10,000 in notes. The Series B Preference Shares are convertible into common shares.

5.   SHARE OPTIONS AND WARRANTS

     At December 31, 2000, the Company had three share-based compensation plans, which are described below. The aggregate number of common shares that may be issued under these plans is 6,950,000 shares.

Share Option Plan

     Under the Company's amended 1981 Share Option Plan (the "Option Plan"), qualified and non-qualified options of the Company's common shares may be granted to certain employees and other individuals as determined by the Board of Directors at not less than the fair market value of the shares at the date of grant. Options granted under the Option Plan may be exercised when vested and expire five years and two months to ten years from the date of grant or three months from the date of termination of employment. Options granted generally vest over five years. The Option Plan will terminate on November 15, 2001. Up to 6,650,000 shares are authorized for issuance under the Option Plan. As of December 31, 2000, options covering 3,209,367 common shares were outstanding under the Option Plan.

Restricted Share Plan

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

     The Company has granted options with exercise prices at 85% of fair market value on the date of grant. Up to 1,250,000 shares are authorized for issuance under the Restricted Plan, subject to the condition that not more than 6,650,000 shares are authorized under both the Option Plan and the Restricted Plan. As of December 31, 2000, options covering 380,795 common shares of were outstanding under the Restricted Plan.

     The Company amortizes deferred compensation, which is the difference between the issuance price or exercise price as determined by the Board of Directors and the fair market value of the shares at the date of sale or grant over the period benefited.

Directors Share Option Plan

     In 1992, the shareholders approved a Directors Share Option Plan (the "Directors Plan") which provides for the issuance of options to purchase common shares to non-employee directors of the Company at 100% of the fair market value of the shares on the date of the grant. Up to 300,000 shares are authorized for issuance during the term of the Directors Plan. Options vest on the date of grant and have a term of up to ten years. As of December 31, 2000, options for 162,500 common shares were outstanding under the Directors Plan.

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

                                                       2000                   1999                    1998
                                                       ----                   ----                    ----
Net loss                   As reported               $(29,412)                $(45,779)               $(47,203)
                           Pro forma                 $(31,447)                $(47,342)               $(49,016)
Net loss per share         As reported                 $(0.45)                 $(0.87)                 $(1.16)
                           Pro forma                   $(0.49)                 $(0.90)                 $(1.20)

     The fair value of each option grant under these plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years indicated below:

                                                   2000                      1999                     1998
                                                   ----                      ----                     ----
Dividend yield                                       0%                       0%                        0%
Expected volatility                                 91%                      84%                       71%
Risk-free interest rate                              5.8%                     5.3%                      5.7%
Expected life                                        6.3 years                4.7 years                 7 years

     A summary of the status of the Company's share option plans as of December 31, 2000, 1999, and 1998 and changes during years ending on those dates is presented below:

                                            2000                      1999                      1998
                                            ----                      ----                      ----
OPTIONS:                              Shares      Price*       Shares       Price*       Shares**     Price*
--------                              ------      ------       ------       ------       --------     ------

Outstanding at beginning of year     4,230,884     $ 4.58     4,005,771     $ 4.78       3,719,865    $  4.91
Granted
  (1)                                    2,500       6.88        20,500       6.16           7,750       3.91
  (2)                                  641,500       9.04       663,500       3.97         551,450       4.84
Exercised                             (856,241)      4.40       (76,652)      3.59         (36,845)      2.65
Forfeited, expired or canceled        (265,981)     10.02      (382,235)      5.96        (236,449)      6.81
                                                            -------------
Outstanding at end of year           3,752,662       5.00     4,230,884       4.58       4,005,771       4.78
                                     =========                =========                  =========
Exercisable at end of year           2,588,597                3,054,029                  2,857,263
                                     =========                =========                  =========
Weighted average fair value of
options granted
  (1)                                              $ 3.87                   $ 3.77                    $  3.03
  (2)                                              $ 7.07                   $ 2.65                    $  3.09


*    Weighted-average exercise price
**   Includes cancellation and granting of 1,820,385 new options
(1)  Option price less than market price on date of grant
(2) Option price equal to market price on date of grant The Company adjusts for forfeitures as they occur.

     The following table summarizes information about share options outstanding at December 31, 2000:

                            Options Outstanding                                      Options Exercisable
                            -------------------                                      -------------------
          Range of                 Number                                          Number
      Exercise Prices            Outstanding       Life *       Price **        Exercisable         Price **
      ---------------            -----------       -----        ------          -----------         ------
       $ 1.86 - 2.38                 195,124        4.20         $ 2.36             193,924         $ 2.37
        2.56 - 2.56                1,144,240        4.03           2.56           1,144,240           2.56
        2.60 - 4.56                  866,876        7.14           3.85             508,185           4.05
        4.63 - 6.75                  747,041        6.75           5.64             458,307           5.76
        6.81 - 9.75                  663,131        7.97           8.65             242,658           7.89
       10.04 - 26.50                 136,250        7.21          15.14              41,283          22.54
                                  ----------                                    -----------
        1.86 - 26.50               3,752,662        6.11           5.00           2,588,597           4.22
                                   =========                                      =========

*        Weighted-average remaining contractual life
**       Weighted-average exercise price

Warrants

     In February of 2000, warrants to purchase up to 250,000 common shares at $5.00 per share and expiring in February of 2005 were issued to the placement agents in conjunction with a private placement of common shares. As of December 31, 2000, all of these warrants were outstanding.

     In July of 1999, warrants to purchase up to 150,000 common shares at $5.75 per share and expiring in July of 2004 were issued to the placement agents in conjunction with a private placement of common shares. As of December 31, 2000, all of these warrants were outstanding.

     In January of 1999, warrants to purchase up to 240,000 common shares at $5.85 per share were issued to investors in a private placement of common shares. Additional warrants to purchase up to 64,000 common shares at $5.85 were issued to the placement agent, none of which remain outstanding, and separately warrants for 75,000 common shares at $5.85 were issued to an advisor. All of these warrants expire in January of 2004. As of December 31, 2000, there were 175,000 of the January 1999 warrants still outstanding.

     In July of 1998, warrants to purchase 250,000 common shares at $6.00 per share were issued to Incyte in partial payment of license fees. These warrants expire in July of 2008. As of December 31, 2000, all of these warrants were outstanding.

     Warrants to purchase 550,000 common shares at $7.00 per share were issued in conjunction with the issuance of the Series H Preferred in June of 1998. These warrants were valued at $1.0 million in paid-in capital. Additional warrants to purchase 68,681 common shares at $7.00 per share were issued to placement agents. All of these warrants expire in June of 2001. As of December 31, 2000, all of these warrants were outstanding.

     Warrants to purchase 486,000 common shares were issued in conjunction with the issuance of the Series G Preferred in August 1997, all of which expired in August 2000, at an exercise price of $10.00 per share. These warrants were valued at $1.1 million and were included in paid-in capital.

     All of the above warrants were exercisable upon issuance. The fair value of the warrants issued to placement agents and advisors were determined using the Black Scholes valuation method and were capitalized as issuance costs associated with the equity financing and charged against paid-in capital.

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

Leases

     As of December 31, 2000, the Company leased administrative, research facilities, certain laboratory and office equipment under capital and operating leases expiring on various dates through 2008. Future minimum lease commitments are as follows (in thousands):

                                                     Capital Leases       Operating Leases
                                                     --------------       ----------------
2001                                                      $ 243                $ 2,937
2002                                                        243                  2,550
2003                                                        156                  2,574
2004                                                          -                  2,596
2005                                                          -                  2,586
Thereafter                                                    -                  5,596
                                                       --------               --------
Net minimum lease payments                                  642               $ 18,839
                                                                              ========
Less: amount representing interest expense                   96
                                                         ------
Present value of net minimum lease payments                 546
Less: current maturities                                    185
                                                          -----
Long-term capital lease obligations                       $ 361
                                                          =====

     Total rental expense was approximately $3.3 million, $2.7 million, and $2.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

7.   INCOME TAXES

     The significant components of net deferred tax assets and liabilities as of December 31 are as follows (in millions):

                                                2000                 1999
                                                ----                 ----
Capitalized R&D expense                         $ 28.6               $ 27.1
Net operating loss carryforwards                  73.1                 73.6
R&D and other credit carryforwards                18.5                 18.4
Other                                             --                    4.5
Valuation allowance                             (120.2)              (123.6)
                                               -------              -------
Total deferred tax asset                       $  -                 $  -
                                               =======              =======

     The net change in the valuation allowance was a $3.4 million decrease, $1.2 million increase and $25.7 million decrease for the years ended December 31, 2000, 1999 and 1998, respectively.

     FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and carryback potential, the Company has determined that total deferred tax assets to be fully offset by a valuation allowance.

     XOMA's accumulated federal and state tax net operating loss carryforwards ("NOLs") and credit carryforwards as of December 31, 2000 are as follows:

                              Amounts                     Expiration
                           (in millions)                  Dates
                           -------------                  -----
Federal
    NOLs                     $ 211.3                        2001-2020
    Credits                     13.7                        2001-2020
State
    NOLs                        21.0                        2001-2005
    Credits                      7.3                        Do not expire

     The availability of the Company's net operating loss and tax credit carryforwards may be subject to substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company's shares over a three year period.

8.   RELATED PARTY TRANSACTIONS

     In 1993, the Company granted a short-term, secured loan to an officer, director and shareholder of the Company which has been extended annually.

9.   DEFERRED SAVINGS PLAN

     Under section 401(k) of the Internal Revenue Code of 1986, the Board of Directors adopted, effective June 1, 1987, a tax-qualified deferred compensation plan for employees of the Company. Participants may make contributions which defer up to 14% of their total salary, up to a maximum for 2000 of $10,500. The Company may, at its sole discretion, make contributions each plan year, in cash or in the Company's common shares in amounts which match up to 50% of the salary deferred by the participants. The expense of these contributions was $358,000, $271,000 and $329,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10.  SUBSEQUENT EVENTS

     In January of 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx under which the Company will scale-up production to commercial volume and manufacture Onyx's CI-1042 product. The initial term of the agreement is five years, with options to extend for additional periods. Terms of the agreement include an initial payment, payments for development work and material produced, and payments upon achieving key milestones. XOMA's objective is to increase the fermentation volume to commercial scale, to improve the purification process, to seek FDA licensure of its manufacturing facility for CI-1042, and to produce material for use in clinical testing and for commercial sale upon approval.

                                INDEX TO EXHIBITS

 Exhibit
 Number

3.1  Memorandum of Continuance of XOMA Ltd. (Exhibit 3.4).(1)

3.2  Bye-Laws of XOMA Ltd. (Exhibit 3.5).(1)

4.1 Amended and Restated Shareholder Rights Agreement dated as of October 27, 1993 and amended and restated December 31, 1998 by and among XOMA Corporation (to be renamed XOMA Ltd.) and Chase Mellon Shareholder Services L.L.C. (successor to First Interstate Bank of California) as Rights Agent (Exhibit 4.1).(2)

4.2 Form of Resolution Regarding Preferences and Rights of Series A Preference Shares (Exhibit 4.2).(1)

4.3 Form of Resolution Regarding Preferences and Rights of Series B Preference Shares (Exhibit 4.3).(1)

4.4 Form of Resolution Regarding Preferences and Rights of Series C Preference Shares (Exhibit 4.4).(1)

4.5  Form of Common Stock Purchase Warrant (1997 Warrants) (Exhibit 3).(3)

4.6  Form of Common Stock Purchase Warrant (1998 Warrants) (Exhibit 3).(4)

4.7  Form of Common Stock Purchase Warrant (Incyte Warrants) (Exhibit 2).(5)

4.8 Form of Common Share Purchase Warrant (January and March 1999 Warrants) (Exhibit 5).(6)

4.9  Form of Common Share Purchase Warrant (July 1999 Warrants) (Exhibit 4).(7)

4.10 Form of Common Share Purchase Warrant (2000 Warrants) (Exhibit 4).(8)

10.1 1981 Share Option Plan as amended and restated (Exhibit 10.1).(9)

10.1A Form of Share Option Agreement for 1981 Share Option Plan (Exhibit
     10.1A).(9)

10.2 Restricted Share Plan as amended and restated (Exhibit 10.2).(9)

10.2A Form of Share Option Agreement for Restricted Share Plan (Exhibit
     10.2A).(9)

10.2B Form of Restricted Share Purchase Agreement for Restricted Share Plan
     (Exhibit 10.2B).(10)

10.3 1992 Directors Share Option Plan as amended and restated (Exhibit
     10.4).(10)

10.3A Form of Share Option Agreement for 1992 Directors Share Option Plan
     (initial grants) (Exhibit 10.4A).(9)

10.3B Form of Share Option Agreement for 1992 Directors Share Option Plan
     (subsequent grants) (Exhibit 10.4B).(9)

10.4 Management Incentive Compensation Plan as amended and restated (Exhibit 10.5).(9)

10.5 1998 Employee Share Purchase Plan (Exhibit 10.1).(10)

10.5A Amendment No. 1 to 1998 Employee Share Purchase Plan (Exhibit 10.2).(10)

10.6 Form of indemnification agreement for officers (Exhibit 10.6).(9)

10.7 Form of indemnification agreement for employee directors (Exhibit 10.7).(9)

10.8 Form of indemnification agreement for non-employee directors (Exhibit 10.8).(9)

10.9 Employment Agreement dated April 29, 1992 between the Company and John L. Castello (Exhibit 10.9).(9)

10.10 Employment Agreement dated April 1, 1994 between the Company and Peter B. Davis (Exhibit 10.10).(11)

10.11 Employment Agreement dated March 25, 2000 between XOMA (US) LLC and Patrick J. Scannon, M.D., Ph.D.

10.12 Lease of premises at 890 Heinz Street, Berkeley, California dated as of July 22, 1987 (Exhibit 10.12).(9)

10.13 Lease of premises at Building E at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of April 21, 1988 (Exhibit 10.13).(9)

10.14 Lease of premises at Building C at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 and amendment thereto dated as of August 26, 1987 (Exhibit 10.14).(9)

10.15 Letter of Agreement regarding CPI adjustment dates for leases of premises at Buildings C, E and F at Aquatic Park Center, Berkeley, California dated as of July 22, 1987 (Exhibit 10.15).(9)

10.16 Lease of premises at 2910 Seventh Street, Berkeley, California dated March 25, 1992 (Exhibit 10.16).(9)

10.17 Sublease dated January 20, 1997, between the Company and UroGenesys, Inc. (Exhibit 10.18).(9)

10.18 Lease dated October 2, 1992, between the Company and Virginia Merritt, as Trustee of the Bowman Merritt and Virginia Merritt Trust (Exhibit 10.19).(9)

10.18A First Extension of Lease dated April 23, 1997, between the Company and
     Virginia Merritt and Kim Merritt Campot, as Trustees of the Bowman Merritt and Virginia Merritt 1987 Trust (Exhibit 10.19A).(9)

10.19 License Agreement dated as of August 31, 1988 between the Company and Sanofi (with certain confidential information deleted) (Exhibit 10.27).(9)

10.20 Amended and Restated Research and License Agreement dated September 1, 1993 between the Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28).(9)

10.20A Third Amendment to License Agreement dated June 12, 1997 between the
     Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.28A).(9)

10.20B Fourth Amendment to License Agreement dated December 23, 1998 between the
     Company and New York University (Exhibit 10.22B).(12)

10.20C Fifth Amendment to License Agreement dated June 25, 1999 between the
     Company and New York University (Exhibit 10.21C). (13)

10.20D Sixth Amendment to License Agreement dated January 25, 2000 between the
     Company and New York University (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1). (14)

10.21 Cross License Agreement dated December 15, 1993 between Research Development Foundation and the Company (with certain confidential information deleted) (Exhibit 10.23).(12)

10.22 Cross License Agreement dated December 15, 1993 between the Company and Research Development Foundation (with certain confidential information deleted) (Exhibit 10.24).(12)

10.23 Technology Acquisition Agreement dated June 3, 1994 between Connective Therapeutics, Inc. (now called Connetics Corporation) and the Company (with certain confidential information deleted) (Exhibit 10.46).(11)

10.23A Amendment Number One to Technology Acquisition Agreement dated December
     8, 1999 between Connetics Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23A).(13)

10.23B Agreement dated December 8, 1999 by and between The Immune Response
     Corporation and XOMA (US) LLC (with certain confidential information deleted) (Exhibit 10.23B).(13)

10.24 Collaboration Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.1).(14)

10.24A Amendment to Collaboration Agreement, dated as of April 14, 1999, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.5).(16)

10.25 Common Stock and Convertible Note Purchase Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.2).(15)

10.25A Amendment to Common Stock and Convertible Note Purchase Agreement, dated as of April 14, 1999, between XOMA Ltd. and Genentech, Inc. (Exhibit 10.6).(16)

10.26 Convertible Subordinated Note Agreement, dated as of April 22, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.3).(15)

10.26A Amendment to Convertible Subordinated Note Agreement, dated as of June
     13, 1996, between the Company and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.4).(15)

10.26B Second Amendment to Convertible Subordinated Note Agreement, dated as of
     April 14, 1999, between the XOMA Ltd. and Genentech, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 10.7).(16)

10.27 Form of Convertible Preferred Stock Purchase Agreement by and between the Company and the purchasers of Series G and Series H Preferred Stock (Exhibit 4).(3)

10.27A First Amendment to Convertible Preferred Stock Agreement, dated as of
     January 1, 1998 (Exhibit 10.1).(17)

10.27B Second Amendment to Convertible Preferred Stock Agreement, dated as of
     June 26, 1998 (Exhibit 10.3).(18)

10.28 Form of Registration Rights Agreement by and between the Company and the purchasers of Series G and Series H Preferred Stock (Exhibit 5).(3)

10.29 License Agreement between Incyte Pharmaceuticals, Inc. and XOMA Corporation effective as of July 9, 1998 (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 1).(5)

10.30 Registration Rights Agreement dated as of July 9, 1998 by and among the Company and Incyte Pharmaceuticals, Inc. (Exhibit 3).(5)

10.31 Form of Subscription Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 2).(6)

10.32 Form of Registration Rights Agreement, dated as of January 28, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 3).(6)

10.33 Form of Escrow Agreement, dated as of January 28, 1999, by and between XOMA Ltd., Brian W. Pusch, as Escrow Agent and the purchasers of Common Shares in the January 1999 Private Placement (Exhibit 4).(6)

10.34 License Agreement dated as of June 25, 1999 between XOMA Ireland Limited and Allergan Sales, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).(19)

10.34A Letter Agreement dated as of January 5, 2001 between XOMA Ireland Limited and Allergan Sales, Inc.

10.35 Supply Agreement dated as of June 25, 1999 between XOMA (US) LLC and Allergan Sales, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).(19)

10.36 Form of Subscription Agreement, dated as of July 21, 1999, by and between XOMA Ltd. and the purchasers of Common Shares in the July 1999 Private Placement (Exhibit 2).(7)

10.37 Form of Registration Rights Agreement dated as of July 21, 1999 by and between XOMA Ltd. and the purchasers of Common Shares in the July 1999 Private Placement (Exhibit 3).(7)

10.38 Form of Registration Rights Agreement dated as of July 21, 1999 by and between XOMA Ltd. and the placement agents of Common Shares in the July 1999 Private Placement (Exhibit 5).(7)

10.39 License Agreement dated as of January 25, 2000 between XOMA Ireland Limited and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 2).(20)

10.40 Supply and Development Agreement dated as of January 25, 2000 between XOMA
     (US) LLC and Baxter Healthcare Corporation (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission) (Exhibit 3).(20)

10.41 Form of Subscription Agreement, dated as of February 8, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in the February 2000 Private Placement (Exhibit 2).(8)

10.42 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the purchasers of Common Shares in February 2000 Private Placement (Exhibit 3).(8)

10.43 Form of Registration Rights Agreement, dated as of February 11, 2000 by and between XOMA Ltd. and the placement agents in the February 2000 private placement (Exhibit 5).(8)

10.44 Process Development and Manufacturing Agreement dated as of January 29, 2001 between XOMA (US) LLC and Onyx Pharmaceuticals, Inc. (with certain confidential information omitted, which omitted information is the subject of a confidential treatment request and has been filed separately with the Securities and Exchange Commission). (21)

23.1 Consent of Ernst & Young LLP, Independent Auditors.

-------------------------
Footnotes

1. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-4 filed November 17, 1998, as amended.

2. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form 8-A filed May 21, 1999

3. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated August 13, 1997 filed August 18, 1997.

4. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated June 28, 1998 filed June 29, 1998.

5. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated July 9, 1998 filed July 16, 1998.

6. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated January 28, 1999 filed January 29, 1999, as amended.

7. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated July 23, 1999 filed July 26, 1999.

8. Incorporated by reference to the referenced exhibit to the Company's Current Report on Form 8-K dated February 11, 2000 filed February 14, 2000.

9. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended.

10. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-8 filed October 27, 1998.

11. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

12. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

13. Incorporated by reference to the referenced exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

14. Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

15. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-3 filed June 28, 1996.

16. Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

17. Incorporated by reference to the referenced exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

18. Incorporated by reference to the referenced exhibit to the Company's Registration Statement on Form S-3 filed July 16, 1996.

19. Incorporated by reference to the referenced exhibit to the Company's Amendment No. 1 to Current Report on Form 8-K/A dated and filed July 19, 1999.

20. Incorporated by reference to the referenced exhibit to the Company's Amendment No. 2 to Current Re-port on Form 8-K/A dated and filed March 9, 2000.

21. Incorporated by reference to the referenced exhibit to the Company's Amendment No. 1 on Form 8-K/A dated and filed February 13, 2001.