Form 10-Q
period 2001-03-31
XOMA LTD
filed 2001-05-04
CIK 1074404

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (mark one)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For Quarterly Period Ended March 31, 2001

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For Transition Period from __________ to __________

                          Commission File No. 000-26169

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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares US$.0005 par value       66,195,223
Class                                  Outstanding at March 31, 2001

                                    XOMA Ltd.

                                TABLE OF CONTENTS


                                                                                                         Page

PART I        FINANCIAL INFORMATION

              Item 1       Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,
                           2000 .............................................................................1

                           Condensed Consolidated Statements of Operations for the Three Months
                           Ended March 31, 2001 and 2000.....................................................2

                           Condensed Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 2001 and 2000.....................................................3

                           Notes to Condensed Consolidated Financial Statements .............................4

              Item 2       Management's Discussion and Analysis of Financial Condition and Results of
                           Operations .......................................................................7

              PART II      OTHER INFORMATION

                           Items      1 through 5 are either inapplicable or
                                      nonexistent and therefore are omitted from this report

                           Item 6     Exhibits and Reports on Form 8-K .....................................10

Signatures                 .................................................................................11


                                    XOMA Ltd.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                    March 31,          December 31,
                                                                      2001                2000
                                                                   (Unaudited)          (Note 1)
                                                                     -------             -------
Assets:
     Cash and cash equivalents                                       $32,169             $35,043
     Short-term investments                                              115                 172
     Related party receivable                                            237                 237
     Receivables                                                       1,587               1,008
     Prepaid expenses and other                                          141                 162
                                                                     -------             -------
         Total current assets                                         34,249              36,622
     Property and equipment, net                                       9,465               8,421
     Deposits and other                                                  169                 169
                                                                     -------             -------
                                                                     $43,883             $45,212
                                                                     =======             =======
Liabilities and Shareholders' Equity (Net Capital Deficiency):
     Accounts payable                                                $ 3,848             $ 2,515
     Accrued liabilities                                               3,501               4,311
     Capital lease obligations - current                                 247                 185
     Deferred revenue - current                                        3,733               3,333
                                                                     -------             -------
         Total current liabilities                                    11,329              10,344
     Capital lease obligations - long term                               631                 361
     Deferred revenue - long term                                      4,929               3,609
     Convertible subordinated notes                                   42,408              39,488
                                                                     -------             -------
         Total liabilities                                            59,297              53,802
Shareholders' equity (net capital deficiency)                        (15,414)             (8,590)
                                                                     -------             -------
                                                                     $43,883             $45,212
                                                                     =======             =======



Note 1 - Amounts derived from the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except per share data)


                                                                       Three Months Ended
                                                                            March 31,
                                                                    -------------------------
                                                                     2001              2000
                                                                    --------          -------
Revenues:
    License fees and contract revenue                                $ 2,856          $ 2,572
                                                                     -------          -------
Operating Costs and Expenses:
    Research and development                                           8,470            7,194
    General and administrative                                         1,610            1,526
                                                                     -------          -------
                                                                      10,080            8,720
                                                                     -------          -------
Loss from operations                                                  (7,224)          (6,148)
Other Income (Expense):
    Investment and other income                                          459              490
    Interest and other expense                                          (810)            (626)
                                                                     -------          -------
Net loss                                                             $(7,575)         $(6,284)
                                                                     =======          =======
Basic and diluted net loss per share                                 $(0.11)          $(0.10)
                                                                     =======          =======
Shares used in computing basic and diluted net loss per share         66,134           61,629
                                                                     -------          -------


     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                     Three Months Ended
                                                                          March 31,
                                                                ------------------------
                                                                  2001            2000
                                                                --------         -------
Cash Flows From Operating Activities:
     Net cash provided by (used in) operating activities        $ (4,788)        $   310
                                                                 -------         -------
Cash Flows From Investing Activities:
     Proceeds from sale of short-term investments                     96              --
     Capital expenditures                                           (963)           (174)
                                                                 -------         -------
         Net cash provided by (used in) investing activities        (867)           (174)
                                                                 -------         -------
Cash Flows From Financing Activities:
     Proceeds from issuance of common shares, net                    618          32,980
     Proceeds from issuance of convertible notes                   2,203              --
     Payments on convertible notes                                    --          (1,300)
     Payments under capital leases                                   (40)             --
                                                                 -------         -------
         Net cash provided by (used in) financing activities       2,781          31,680
                                                                 -------         -------
Net increase (decrease) in cash and cash equivalents              (2,874)         31,816
Cash and cash equivalents at beginning of period                  35,043          18,539
                                                                 -------         -------
Cash and cash equivalents at end of period                       $32,169         $50,355
                                                                 =======         =======


     See accompanying notes to condensed consolidated financial statements.

                                    XOMA Ltd.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. Basis of Presentation

     The interim information contained in this report is unaudited but, in management's opinion, includes all normal recurring adjustments necessary for a fair presentation of results for the periods presented. Interim results may not be indicative of results to be expected for the full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     2. Recent Accounting Pronouncement

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). XOMA adopted SFAS 133 on January 1, 2001. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 had no impact on the Company's financial position or results of operations.

     3. Accrued Liabilities

          Accrued liabilities consist of the following (in thousands):

                                         March 31,            December 31,
                                            2001                  2000
                                         ---------            ----------
        Accrued payroll costs               $1,485                $2,255
        Accrued clinical trial costs         1,185                 1,151
        Other                                  831                   905
                                         ---------              --------
                                            $3,501                $4,311
                                         =========              ========

     4. Revenue Recognition

     Research payments under collaborative arrangements and grants are recognized as revenue based on research expenses incurred as provided for under the terms of the arrangements.

     The Company previously recognized non-refundable license fees as revenue when received and when all significant contractual obligations of the Company relating to the fees had been met. Effective January 1, 2000, the Company changed its method of accounting for non-refundable initial fees to recognize such fees over the period of continuing involvement by the Company such as the research and development period or the manufacturing period of the agreement, as applicable. The Company believes this accounting policy is appropriate based on guidance provided in SEC Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101). As of January 1, 2000, there was no cumulative effect of an accounting change as a result of the adoption of SAB 101 and there was no pro forma effect of the adoption of SAB 101 in any year presented. In connection with the license and supply and development agreements with Baxter Healthcare Corporation ("Baxter") on January 25, 2000, the Company received $10.0 million as an initial, non-refundable fee. This initial fee was deferred and is being amortized over the period of continuing involvement, which period is estimated to be 36 months.

     In January of 2001, the Company entered into a strategic process development and manufacturing agreement with Onyx Pharmaceuticals, Inc. ("Onyx") which calls for the Company to scale-up production to commercial volume and manufacture Onyx's CI-1042 product. The initial term of the agreement is five years, with options to extend for additional periods. Terms of the agreement include an initial payment of $2.0 million, payments for development work and material produced, and payments upon achieving key milestones. XOMA's objectives are to increase the fermentation volume to commercial scale, to improve the purification process, to seek FDA licensure of its manufacturing facility for CI-1042, and to produce material for use in clinical testing and for commercial sale upon approval. The initial payment was deferred and is being amortized over five years.

     Milestone payments under collaborative arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process because the Company has no future performance obligations related to the milestone payment. Milestone payments are triggered either by the results of our research efforts or by events external to the Company, such as regulatory approval to market a product. Amounts received in advance are recorded as deferred revenue until the related revenue is recognized.

     5. Comprehensive Loss

     Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, if any, reported in other comprehensive income
(loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other expense and totaled $60,000 in the quarter ended March 31, 2001. The cost of investments sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are also included in investment and other income.

     Comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses in available for sale investments, which were reported separately in shareholders' equity, are included in accumulated other comprehensive income (loss). Comprehensive loss and its components for the quarters ended March 31, 2001 and 2000 are as follows (in thousands):


                                                                                Three Months Ended
                                                                                    March 31,
                                                                              ------------------------
                                                                                 2001            2000
                                                                              --------        --------
        Net Loss                                                              $(7,575)        $(6,284)
        Unrealized gain on securities available-for-sale                           --             887
                                                                              --------        ---------
        Comprehensive loss                                                    $(7,575)        $(5,397)
                                                                              =========       =========

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     Revenues in the first quarter of 2001 increased to $2.9 million, from $2.6 million in the first quarter of 2000. Licensing revenue, primarily reflecting the amortization into revenue of certain license fees and other payments received from Baxter Healthcare Corporation and Onyx Pharmaceuticals, Inc., increased to $1.0 million in the first three months of 2001, compared to $0.6 million in the comparable prior year period. Contract revenue decreased to $1.8 million in the 2001 period from $2.0 million in the first quarter of 2000.

     Operating expenses increased to $10.1 million in the first quarter of 2001 from $8.7 million in the first quarter of 2000. Research and development expenses increased to $8.5 million from $7.2 million in the prior year period, reflecting increased development costs associated with ING-1, GENIMUNE(TM), BPI-derived peptide products and Onyx's CI-1042 product. This was partially offset by reduced spending on NEUPREX(R). General and administrative expenses increased from $1.5 million in the first quarter of 2000 compared with $1.6 million in 2001.

     Interest expense was higher in the first three months of 2001 compared to 2000 due to higher interest rates and the higher average note balance of the convertible subordinated notes due Genentech, Inc.

Liquidity and Capital Resources:

     XOMA ended the quarter with $32.3 million in cash, cash equivalents and short-term investments, compared with $35.2 million at December 31, 2000. Net cash used in operations in the first quarter of 2001 was $4.8 million, compared with net cash provided by operations of $0.3 million in the first quarter of 2000. The first quarter 2000 included payments of $10.0 million from Baxter related to the licensing of NEUPREX(R). This payment is being recognized as revenue over 36 months. See footnote 4, "Revenue Recognition," to the Consolidated Financial Statements.

     Capital expenditures increased from $0.2 million in the first quarter of 2000 to $1.0 million in the current year quarter. Current year spending included expenses related to the transfer of XOMA's technical development operations from Santa Monica to Berkeley, as well as investments related to our collaborative arrangement with Onyx.

     For the full year 2001, the Company currently expects its loss to be somewhat lower than in 2000, with increased expense levels being more than offset by higher revenues.

     The Company has been able to control its operating cash consumption by carefully monitoring its costs. As a result, based on current spending levels and taking into account the Onyx transaction, the Company believes its cash position and resulting investment income are sufficient to finance the Company's currently anticipated levels of spending through approximately the end of 2002. Strategic arrangements with Onyx, Baxter and Genentech have reduced Company spending levels by paying certain product development costs. The Company continues to evaluate a variety of arrangements that would further strengthen its competitive position and provide additional funding, but cannot predict whether or when any such arrangement or additional funding will be consummated or whether additional funding will be available. Without additional funding, the Company will have to decrease or eliminate the development of some of its products.

Quantitative and Qualitative Disclosures About Market Risk:

     Interest Rate Risk. The Company's exposure to market rate risk due to changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 2001, all the Company's cash equivalents are classified as fixed rate.

     The Company also has a long-term convertible note due to Genentech in 2005. Interest on this note of LIBOR plus 1% is reset at the end of June and December each year and is therefore variable.

     The table below presents the amounts and related weighted interest rates of the Company's cash equivalents and long-term convertible note at March 31, 2001:


                                                               Fair Value            Average
                                            Maturity        ($ in millions)       Interest Rate
                                            --------        ---------------      --------------
Cash equivalents, fixed rate                  daily              $ 32.2                5.5%
Long-term convertible note, variable rate      2005                42.4                7.1%


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

Forward Looking Statements:

     Statements made herein related to the estimated size of the Company's loss for 2001, the estimated levels of its expenses and revenues for the balance of 2001, the sufficiency of its cash resources, present or future collaborative arrangements and current plans for product development, or that otherwise relate to future periods, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on assumptions that may not prove accurate. Actual results could differ materially from those anticipated due to certain risks inherent in the biotechnology industry and for companies engaged in the development of new products in a regulated market. These risks, including those related to size and timing of expenditures, unanticipated expenditures, availability of funds, changes in the status of the existing collaborative relationships, availability of additional collaboration opportunities, the time or results of pending and future clinical trials, the ability of collaborators and other partners to meet their obligations, market demand for products, actions by the Food and Drug Administration of the U.S. Patent and Trademark Office, and uncertainties regarding the status of biotechnology patents, are discussed in the Company's most recent annual report on Form 10-K and in other SEC filings.



                      Condensed Financial Statements Follow

                           PART II - OTHER INFORMATION


     Item 1 Legal Proceedings. None.

     Item 2 Changes in Securities. None.

     Item 3 Defaults Upon Senior Securities. None.

     Item 4 Submission of Matters to a Vote of Security Holders. None

     Item 5 Other Information. None. Item 6 Exhibits and Reports on Form 8-K.

     Current Report on Form 8-K dated and filed on January 30, 2001, as amended by Amendment No. 1 on Form 8-K/A dated and filed on February 13, 2001 (File No. 000-26169), Item 5 (Other Events) and 7 (Exhibits).

                                    XOMA Ltd.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            XOMA LTD.


Date:    May 4, 2001        By:    /s/ JOHN L. CASTELLO
                                   ---------------------------------------------
                                   John L. Castello
                                   Chairman of the Board, President and
                                   Chief Executive Officer


Date:    May 4, 2001        By:    /s/ PETER B. DAVIS
                                   ---------------------------------------------
                                   Peter B. Davis
                                   Vice President, Finance and
                                   Chief Financial Officer